Form 10-Q
period 2019-09-30
Morphic Holding, Inc.
filed 2019-11-12
CIK 1679363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38940

MORPHIC HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	47‑3878772 (I.R.S. Employer Identification No.)
35 Gatehouse Drive, A2 Waltham, MA (Address of Principal Executive Offices)	02451 (Zip Code)

Registrant’s telephone number, including area code: (781) 996‑0955

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MORF	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

 The number of shares outstanding of the registrant’s Common Stock as of November 11, 2019 was 30,483,521.

MORPHIC HOLDING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$159,807	$185,901
Marketable securities	91,939	—
Accounts receivable	2,364	—
Prepaid expenses and other current assets	2,926	1,222
Total current assets	257,036	187,123

Property and equipment, net	2,716	1,843
Restricted cash	275	275
Other assets	52	64
Total assets	$260,079	$189,305
Liabilities
Current liabilities:
Accounts payable	$3,285	$1,745
Accrued expenses	5,051	3,239
Deferred revenue, current portion	18,063	29,862
Deferred rent, current portion	80	57
Total current liabilities	26,479	34,903

Long-term liabilities:
Deferred revenue, net of current portion	74,010	66,781
Deferred rent, net of current portion	242	306
Other long-term liabilities	—	58
Total liabilities	100,731	102,048

Commitments and contingencies (Note 9)	—	—

Preferred shares:
Series Seed preferred shares, $0.0001 par value, no shares authorized, issued, and outstanding as of September 30, 2019, and 11,967,689 shares authorized, 2,045,556 shares issued and outstanding as of December 31, 2018 (aggregate liquidation preference of $8,980 at December 31, 2018)	—	8,658
Series A preferred shares, $0.0001 par value, no shares authorized, issued, and outstanding as of September 30, 2019 and 49,047,619 shares authorized, 8,411,368 shares issued and outstanding as of December 31, 2018 (liquidation preference of $51,500 as of December 31, 2018)	—	51,320
Series B preferred shares, $0.0001 par value, no shares authorized, issued, and outstanding as of September 30, 2019 and 61,538,454 shares authorized, 10,553,483 shares issued and outstanding as of December 31, 2018 (liquidation preference of $80,000 as of December 31, 2018)	—	79,831
Stockholders’ Equity (Deficit)
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 30,034,268 shares issued and outstanding as of September 30, 2019 and 151,000,000 shares authorized and 1,832,923 shares issued and outstanding as of December 31, 2018	3	—
Additional paid‑in capital	236,980	1,633
Accumulated deficit	(77,682)	(54,185)
Accumulated other comprehensive income	47	—
Total stockholders’ equity (deficit)	159,348	(52,552)
Total liabilities, preferred shares, and stockholders’ equity (deficit)	$260,079	$189,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except unit, share, per unit, and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Collaboration revenue - related party	$3,772	$—	$13,736	$—
Collaboration revenue - other	1,903	—	3,575	—
	5,675	—	17,311	—
Operating expenses:
Research and development	12,635	5,767	36,912	15,344
General and administrative	2,898	1,405	6,807	3,311
Total operating expenses	15,533	7,172	43,719	18,655
Loss from operations	(9,858)	(7,172)	(26,408)	(18,655)
Other income:
Interest income, net	1,392	111	3,574	214
Other expense, net	(94)	(16)	(94)	(46)
Total other income, net	1,298	95	3,480	168
Loss before provision for income taxes	(8,560)	(7,077)	(22,928)	(18,487)
Provision for income taxes	(304)	—	(569)	—
Net loss	$(8,864)	$(7,077)	$(23,497)	$(18,487)
Net loss per share, basic and diluted	$(0.30)		$(2.06)
Net loss per unit, basic and diluted		$(7.00)		$(18.28)

Weighted average common shares outstanding, basic and diluted	29,999,170		11,393,192
Weighted average common units outstanding, basic and diluted		1,011,227		1,011,227

Comprehensive loss:
Net loss	$(8,864)	$(7,077)	$(23,497)	$(18,487)
Other comprehensive income (loss):
Unrealized holding gains on marketable securities, net of tax	6	—	47	—
Comprehensive loss	$(8,858)	$(7,077)	$(23,450)	$(18,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(In thousands, except unit and share data)

	Series Seed Convertible Preferred		Series A Convertible Preferred		Series B Convertible Preferred		Common		Additional		Total
	Units		Units		Units		Units		Paid‑in	Accumulated	Stockholders’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	2,045,556	$8,658	6,729,096	$41,029	—	$—	1,011,227	$—	$661	$(30,354)	$(29,693)
Equity‑based compensation expense	—	—	—	—	—		—	—	123	—	123
Net Loss	—	—	—	—	—		—	—	—	(5,179)	(5,179)
Balance at March 31, 2018	2,045,556	8,658	6,729,096	41,029	—	$—	1,011,227	—	784	(35,533)	(34,749)
Equity‑based compensation expense	—	—	—	—	—	—	—	—	135	—	135
Net Loss	—	—	—	—	—	—	—	—	—	(6,231)	(6,231)
Balance at June 30, 2018	2,045,556	8,658	6,729,096	41,029	—	—	1,011,227	—	919	(41,764)	(40,845)
Equity‑based compensation expense	—	—	—	—	—	—	—	—	136	—	136
Net Loss	—	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Issuance of Series A Preferred Units August 10, 2018, net of offering costs of $9	—	—	1,682,272	10,291	—	—	—	—	—	—
Issuance of Series B Preferred Units September 25, 2018, net of offering costs of $169	—	—	—	—	10,553,483	79,831	—	—	—	—	—
Balance at September 30, 2018	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,011,227	$—	$1,055	$(48,841)	$(47,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited) (Continued)

(In thousands, except unit and share data)

	Series Seed Convertible Preferred		Series A Convertible Preferred			Series B Convertible Preferred		Common		Additional		Accumulated	Total
	Shares		Shares			Shares		Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	(Deficit)/Equity
Balance at December 31, 2018	2,045,556	$8,658	8,411,368		$51,320	10,553,483	$79,831	1,832,923	$—	$1,633	$(54,185)	$—	$(52,552)
Vesting of restricted shares	—	—	—		—	—	—	99,911	—	—	—	—	—
Equity‑based compensation expense	—	—	—		—	—	—	—	—	499	—	—	499
Unrealized holding gains on marketable securities, net of tax	—	—	—		—	—	—	—	—	—	—	25	25
Net loss	—	—	—		—	—	—	—	—	—	(5,200)	—	(5,200)
Balance at March 31, 2019	2,045,556	8,658	8,411,368		51,320	10,553,483	79,831	1,932,834	—	2,132	(59,385)	25	(57,228)
Vesting of restricted shares	—	—	—		—	—	—	112,165	—	—	—	—	—
Equity‑based compensation expense	—	—	—		—	—	—		—	667	—	—	667
Unrealized holding gains on marketable securities, net of tax	—	—	—		—	—	—		—	—	—	16	16
Net loss	—	—	—		—	—	—		—	—	(9,433)	—	(9,433)
Balance at June 30, 2019	2,045,556	8,658	8,411,368		51,320	10,553,483	79,831	2,044,999	—	2,799	(68,818)	41	(65,978)
Conversion of convertible preferred stock into common stock	(2,045,556)	(8,658)	(8,411,368)		(51,320)	(10,553,483)	(79,831)	21,010,407	2	139,807	—	—	139,809
Reclassification of warrants to purchase preferred shares to stockholders' equity	—	—	—		—	—	—	—	—	118	—	—	118
Issuance of common shares at initial public offering, net of offering costs of $10.2 million	—	—	—		—	—	—	6,900,000	1	93,267	—	—	93,268
Issuance of common shares upon warrants exercise	—	—	—		—	—	—	5,766	—	—	—	—	—
Vesting of restricted shares	—	—	—		—	—	—	73,096	—	—	—	—	—
Equity‑based compensation expense	—	—	—		—	—	—	—	—	989	—	—	989
Unrealized holding gains on marketable securities, net of tax	—	—	—		—	—	—	—	—	—	—	6	6
Net loss	—	—	—		—	—	—	—	—	—	(8,864)	—	(8,864)
Balance at September 30, 2019	—	$—	—	—	$—	—	$—	30,034,268	$3	$236,980	$(77,682)	$47	$159,348

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,497)	$(18,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	395
Premium amortization and discount accretion on marketable securities	(1,556)	—
Equity‑based compensation	2,155	394
Non-cash interest expense	—	26
Change in fair value of warrants	94	—
Change in operating assets and liabilities:
Accounts receivable	(2,364)	—
Prepaid expenses and other current assets	(1,704)	8
Other assets	12	(9)
Accounts payable	1,540	864
Accrued expenses	1,812	591
Deferred revenue	(4,570)	—
Deferred rent	(41)	(17)
Other long-term liabilities	(33)	13
Net cash used in operating activities	(27,576)	(16,222)
Cash flows from investing activities:
Purchases of marketable securities	(225,836)	—
Proceeds from maturities of marketable securities	135,500	—
Purchase of property and equipment	(1,449)	(492)
Net cash used in investing activities	(91,785)	(492)
Cash flows from financing activities:
Repayment of debt	—	(247)
Proceeds from issuance of Common Stock, net	93,267	—
Proceeds from issuance of Preferred Stock, net	—	90,122
Net cash provided by financing activities	93,267	89,875
Net (decrease) increase in cash and cash equivalents and restricted cash	(26,094)	73,161
Cash and cash equivalents and restricted cash, beginning of period	186,176	21,025
Cash and cash equivalents and restricted cash, end of period	$160,082	$94,186

Non-cash financing activities:
Reclassification of warrants to additional paid-in capital	118	—
Conversion of preferred shares to common stock	$139,807	$—
Supplemental cash flow information:
Cash paid for taxes	550	—
Cash paid for interest	$—	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Upon consummation of the Reorganization, the historical consolidated financial statements of Morphic Holding, LLC became the historical consolidated financial statements of Morphic Holding Inc. Except as otherwise indicated or the context otherwise requires, all information included in this filing is presented giving effect to the Reorganization. At the time of the Reorganization, the Company created a Massachusetts Securities Corporation (the “Security Corporation”) to take advantage of the favorable tax treatment of income earned on securities held within such entity. As of September 30, 2019, all of the Company’s excess funds were invested through the Security Corporation.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future; the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

On July 1, 2019, the Company completed an IPO, in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $103.5 million. The Company raised approximately $93.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock; the warrants to purchase 6,825 convertible preferred shares automatically converted in to warrants to purchase 6,825 common shares. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

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

The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. Financial statement disclosures for the nine months ended September 30, 2019 and 2018 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP and should be read in conjunction with the Company’s audited financial statements and notes in the prospectus filed with the Securities and Exchange Commission on June 27, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ended December 31, 2019, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates and Judgements

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, the valuation of equity‑based compensation, including incentive units, restricted common stock, and stock options, and income taxes. Actual results could differ from those estimates.

Concentration of Credit Risk and Off‑Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable under Janssen agreement. The Company has all cash and cash equivalents at one accredited financial institution, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. In 2019, the Company adopted its investment policy which allows funds to be held outside bank accounts, but to be invested only in readily marketable fixed income instruments with readily ascertainable market values, denominated and payable in U.S. dollars including obligations of the U.S. government and its agencies and money market funds registered according to Rule 2a‑7 of the Investment Company Act of 1940. Investments in the money market fund shall be consistent with approved instruments and assets under management must be at least $1 billion.

The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign‑hedging arrangements.

Cash and Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2019, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government‑backed securities and treasuries. Cash equivalents are stated at fair value.

Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	September 30,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$159,807	$185,901	$93,911	$20,750
Restricted cash	275	275	275	275
	$160,082	$186,176	$94,186	$21,025

Marketable securities

The Company invests funds in the United States Treasury securities; those securities are included in the current assets based on their contractual maturities, classified as available-for-sale, and carried at fair value. Changes in fair value of marketable securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on marketable securities. The Company recognized $6,000 and $47,000 in unrealized gains, net for the three and nine months ended September 30, 2019, respectively. The Company held no marketable securities prior to 2019.

Interest income on investments

The Company recognizes interest income from investments in money market funds and available-for-sale securities, including amortization of premium/accretion of discount, on an accrual basis. For the three and nine months ended September 30, 2019, the Company recognized $1.4 million and $3.6 million in interest income, respectively. For the three and nine months ended September 30, 2018, the Company recognized $111,000 and $214,000 in interest income, respectively.

Interest income is included with other income on the condensed consolidated statements of operations and comprehensive loss.

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

The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. For the three and nine months ended September 30, 2019, comprehensive loss included $6,000 and $47,000 in unrealized holding gains on marketable securities, respectively; for the three and nine months ended September 30, 2018, comprehensive loss equaled net loss.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01), which amended the guidance on the recognition and measurement of financial assets and financial liabilities. The new guidance requires that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. The guidance also requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance became effective for the Company for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) ("ASU 2016-13"), which requires consideration of a broader range of reasonable and supportable information in developing credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2021, and interim periods within the fiscal year beginning January 2022 and will be adopted using modified-retrospective approach. The Company is currently evaluating the impact of ASU 2016-13, as amended by ASU 2019-04 described above, on its consolidated financial statements.

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

In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This update also requires lessees and lessors to disclose key information about their leasing transactions.

The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.

In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior period financial statements or disclosures presented in accordance with ASU 2016-02. The Company expects to adopt the new standard and elect to use the optional transition method, resulting in no retrospective adjustment to the prior period financial information, effective January 1, 2020, which will be the initial date of application. The Company is in the process of assessing the impact of the standard and while not complete, it expects that it will record a material asset and liability related to its current operating lease, however, the full impact of adoption to the Company’s financial statements is yet to be determined.

The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$159,583	$159,583	$—	$—
U.S. Treasury obligations	91,939	—	91,939	—
Total assets	$251,522	$159,583	$91,939	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$185,676	$185,676	$—	$—
Total assets	$185,676	$185,676	$—	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2019 and December 31, 2018.  Marketable securities, included in the table above, consist exclusively of U.S. Treasury securities that are valued using matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of September 30, 2019. The Company held no marketable securities as of December 31, 2018.

4. Marketable securities

As of September 30, 2019, the Company had the following investments in marketable securities classified as available for sale (in thousands):

			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$91,879	$60	$-	$91,939

As of September 30, 2019, the Company held no marketable securities in an unrealized loss position. The Company did not have any investments in marketable securities at December 31, 2018.

the value.

5. Accrued Expenses

At September 30, 2019 and December 31, 2018 accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and related expenses	2,099	2,012
Research and development activities	1,785	512
Other expenses	1,167	715
	$5,051	$3,239

6. Stockholders’ Equity

Immediately prior to the closing of the IPO, the Company had 2,585,976 common shares, including 540,977 restricted common shares, and 21,010,407 convertible preferred shares outstanding; all convertible preferred shares automatically converted into 21,010,407 shares of common stock upon closing of the IPO. As of September 30, 2019, the Company had 400,000,000 common shares authorized and 30,034,268 common shares issued and outstanding and 10,000,000 preferred shares authorized, none of which were outstanding.

Cashless Exercise of Warrants

In connection with a credit facility entered into in 2016, on March 31, 2016, the Company issued a warrant to SVB to purchase 3,409 Series Seed convertible preferred units at a purchase price of $4.39 per unit, and on December 31, 2016 the Company issued a warrant to purchase 3,416 Series Seed preferred units at a purchase price of $4.39, which became exercisable for 6,825 shares of common stock at a purchase price of $4.39 per share in connection with the IPO. The credit facility was paid off in full by the Company in 2018. In August 2019, SVB exercised warrants via a  cashless exercise and the Company issued 5,766 common shares.

Shares Reserved for Future Issuance

As of September 30, 2019, the Company had reserved common shares for future issuance under the 2019 Stock Option and Incentive Plan and the 2019 Employee Stock Purchase Plan (described in note 7 below) as follows:

As of
September 30,
2019
Common shares reserved for issuance under the 2019 ESPP	300,000
Common shares reserved for exercise of outstanding stock options under the 2019 Plan	2,680,835
Common shares reserved for future issuance under the 2019 Plan	2,374,981
5,355,816

7. Equity Based Compensation

2019 Stock Incentive Plan

The 2019 Stock Incentive Plan (the “2019 Plan”) was approved by the Board of Directors on June 10, 2019 and replaced the 2018 Stock Incentive Plan (the “2018 Plan”), previously instituted as part of the Reorganization. The 2018 Plan provided for the grant of incentive stock options, non-qualified stock options, and restricted stock awards. As of December 31, 2018, there were 3,818,816 shares authorized under the 2018 Plan and 457,438 shares were reserved for future issuance. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to purchase up to 2.8 million shares of common stock. The number of shares reserved for issuance under the Company’s 2019 Plan will increase automatically on January 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 4% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. The 2019 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the board. The exercise prices, vesting, and other restrictions are determined at the discretion of the Board of Directors, or a committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased, or are otherwise terminated by the Company under the 2019 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan. Options generally vest over a four-year period with the first 25% vesting following 12 months of employment or service and the remaining award vesting in equal monthly installments over the following 36 months. All options have a  contractual term of 10 years.

Restricted Common Stock

The following table summarizes the stock and restricted common stock activity under the 2019 Plan during the nine months ended September 30, 2019:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Unvested restricted common stock as of December 31, 2018	753,053	$4.32
Granted	—	$—
Vested	(285,172)	$4.32
Forfeited	(18,628)	$4.32
Unvested restricted common stock as of September 30, 2019	449,253	$4.32

As of September 30, 2019, the Company had unrecognized equity‑based compensation expense of $1,119,000, which includes $392,000 related to the modification affected as part of the Reorganization for the restricted common shares issued to employees and non-employees, which is expected to be recognized over a weighted average period of 1 year. The Company recognized equity-based compensation expense for the restricted common stock of $162,000 and $577,000 during the three and nine months ended September 30, 2019, respectively. The Company recognized equity-based expense for the restricted incentive units of $136,000 and $394,000 during the three and nine months ended September 30, 2018, respectively.

Stock Options

The Company granted stock option awards under the 2019 Plan. The following table summarizes the Company’s stock option activity under the 2019 Plan during the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,786,551	$4.32	9.96	$—
Granted	907,178	14.73	—	—
Exercised	—	—	—	—
Forfeited	(12,894)	4.32	—	—
Outstanding as of September 30, 2019	2,680,835	$7.84	9.39	$28,098
Options exercisable as of September 30, 2019	325,651	$4.44	9.21	$4,452

The weighted average grant‑date fair value per share of stock options granted to employees and non-employees for stock option awards with service‑based vesting conditions during the nine months ended September 30, 2019 was $9.75 per share.

The following table summarizes assumptions used in determining the fair value of the options granted in 2019:

Risk‑free interest rate	1.91
Expected dividend yield	—
Expected term (in years)	6.01
Expected Volatility	74.96%

The Company determined the volatility for options granted in 2019 based on reported data for a guideline group of companies that issued options with substantially similar terms. The risk-free interest rate is based on a zero-coupon United States Treasury instrument with terms consistent with the expected life of the stock options. The expected term of options granted by us has been determined based upon the simplified method, because we do not have sufficient historical information regarding our options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Compensation Expense related to Stock Options

The Company recorded equity-based compensation expense for stock options granted to employees and non-employees of $707,000 and $1,457,000 for the three and nine months ended September 30, 2019, respectively. The Company did not recognize equity-based compensation expense related to stock options for the three and nine months ended September 30, 2018 as no such awards were granted and outstanding as of September 30, 2018.

As of September 30, 2019, the Company had unrecognized equity‑based compensation expense of $12.4 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 3.36 years.

2019 Employee Stock Purchase Plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or an amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,000,000 shares of the Company’s common stock. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.

Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.

During the three and nine months ended September 30, 2019, the Company granted awards with the weighted average grant date fair value of $5.30 and recognized $120,000 in compensation expense related to the discount offered under the 2019 ESPP. The Company recognized no expense in the comparable periods of 2018.

Total Equity‑based Compensation Expense

The Company recorded equity‑based compensation expense related to all equity‑based awards for employees and non‑employees, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expense	$586	$81	$1,287	$230
General and administrative expense	403	55	867	164
	$989	$136	$2,154	$394

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

Provision for Income Taxes

The Company recorded an income tax expense of $304,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $569,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. In the three and nine months ended September 30, 2019, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018. A significant portion of the taxable income related to the collaboration payments is projected to be offset by current year expenses and prior year accumulated losses. A current tax liability has been projected for the remaining taxable income. The Company reported no income tax provision in the three and nine months ended September 30, 2018, as the Company generated a taxable loss, offset by an increase to the Company’s valuation allowance.

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

The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of September 30, 2019, the Company had no unrecognized tax benefits. The Company has not yet conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations and comprehensive loss if an adjustment were required.

9. Commitments and Contingencies

Guarantees and Indemnifications

The Company entered, and intends to continue to enter, into separate indemnification agreements with directors, officers, and certain of key employees, in addition to the indemnification provided for in the restated certificate of incorporation and restated bylaws. These agreements, among other things, require the Company to indemnify directors, officers, and key employees for certain expenses, including attorneys' fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to the Company or any of its subsidiaries or any other company or enterprise to which these individuals provide services at the Company’s request. Subject to certain limitations, the indemnification agreements also require the Company to advance expenses incurred by directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.

The Company has standard indemnification arrangements in its leases for laboratory and office space that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or non-performance under the Company’s lease.

Through September 30, 2019, the Company had not experienced any losses related to these indemnifications obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnifications’ obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Operating Leases

Facility Lease

The Company recognizes rent expense for the space it currently occupies and records a deferred rent obligation, representing the cumulative difference between actual rent payments and rent expense recognized ratably over the lease period, which is included in the Company’s consolidated balance sheets as of December 31, 2018 and September 30, 2019.

Minimum annual rent payments under this lease for the remaining term of the amended lease, excluding operating expenses and taxes, which are not fixed for future periods as of September 30, 2019, are as follows (in thousands):

	Total Minimum	Sublease	Net Minimum
Year ending December 31,	Lease Payments	Income	Lease Payments
2019	$274	$(20)	$254
2020	1,122	(83)	1,039
2021	1,175	—	1,175
2022	495	—	495
Total minimum lease payments	$3,066	$(103)	$2,963

The Company recorded approximately $237,000 and $223,000 in rent expense for the three months ended September 30, 2019 and 2018, respectively, and $684,000 and $724,000 in rent expense for the nine months ended September 30, 2019 and 2018, respectively.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

10. Option and License Agreements

Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the prospectus filed with the Securities and Exchange Commission on June 27, 2019

AbbVie Agreement

During the three and nine months ended September 30, 2019, the Company continued to perform under its agreement with AbbVie, a research-based global biopharmaceutical company and an investor holding approximately 3.3% of the Company’s common stock. During the three months ended September 30, 2019, the Company incurred $4.6 million in research and development costs and recognized revenue of $3.8 million related to research services performed during the period. During the nine months ended September 30, 2019, the Company incurred $15.3 million in research and development costs and recognized revenue of $13.7 million related to research services performed during the period. As of September 30, 2019, the Company has $82.9 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of September 30, 2019. The Company expects to recognize revenue related to these performance obligations through 2024.

As the Company progresses towards satisfaction of performance obligations under the AbbVie agreement, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort associated with each performance obligation under the AbbVie agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs as a percentage of the total budget, also impacting the allocation of deferred revenue between current and long term based on changes in expected timing of the satisfaction of performance obligations. During the quarter, the Company made such revisions to its estimated costs, and therefore reduced the amount of revenue recognized by $0.5 million for the performance obligations satisfied during the period.

On November 12, 2019, the Company announced that it’s selective oral αvβ6   specific integrin inhibitor program for patients with fibrotic disease, MORF-720, conducted in collaboration with AbbVie, will require additional development activities, extending into the second half of 2020 based on feedback received during pre-IND interactions with the FDA, subsequent to September 30, 2019. As of the date of this filing, any such changes to the development plan have not been determined and the Company believes that it has no better estimate of the future costs to complete its performance obligation for MORF-720 than what was used as of September 30, 2019. Any change in estimated costs to complete the Company’s performance obligations will be determined after upcoming discussions with AbbVie and could result in adjustments to revenue recognized in future periods pursuant to the collaboration and option agreement and such adjustments may be significant.

Janssen Agreement

During the three months ended September 30, 2019, the Company incurred $1.5 million in research and development costs and recognized revenue of $1.9 million related to research services. During the nine months ended September 30, 2019, the Company incurred $2.7 million in research and development costs and recognized revenue of $3.6 million related to research services. The Company had $2.4 million and $0 due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019,  $9.2 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of September 30, 2019. The Company expects to recognize revenue related to these performance obligations through 2024.

11. Net Loss per Unit and Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data) for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net loss	$(8,864)	(23,497)
Weighted average common shares outstanding, basic and diluted	29,999,170	11,393,192
Net loss per share, basic and diluted	$(0.30)	$(2.06)

Following the Reorganization, the Company calculates net loss per share based on its outstanding shares of common stock. For the three and nine months ended September 30, 2018, the weighted average number of common units outstanding includes the weighted average number of common units outstanding prior to the Reorganization.

Basic and diluted net loss per unit is calculated as follows (in thousands, except unit and per unit data) for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net loss	$(7,077)	$(18,487)
Weighted average common units outstanding, basic and diluted	1,011,227	1,011,227
Net loss per unit, basic and diluted	$(7.00)	$(18.28)

The following table sets forth the outstanding common unit or common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per unit or share for the periods indicated because their inclusion would have been anti‑dilutive (in common unit or common stock equivalent shares, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred units	—	21,010,407	—	21,010,407
Incentive units	—	721,499	—	721,499
Restricted common stock	449,253	—	449,253	—
Warrant	—	6,825	—	6,825
Shares issuable under ESPP	300,000	—	300,000	—
Stock options	2,680,835	—	2,680,835	—
	3,430,088	21,738,731	3,430,088	21,738,731

12. Subsequent Events

On November 12, 2019, the Company announced that it’s selective oral αvβ6    specific integrin inhibitor program for patients with fibrotic disease, MORF-720, conducted in collaboration with AbbVie, will require additional development activities, extending into the second half of 2020 based on feedback received during pre-IND interactions with the FDA.  See Note 10 for further information.

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

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first‑in‑class oral small‑molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small‑molecule integrin therapies have been approved by the FDA. Despite significant unsuccessful efforts, we believe tremendous untapped potential remains for us to develop oral integrin therapies. We created the Morphic integrin technology platform, or MInT Platform, by leveraging our unique understanding of integrin structure and biology to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our preclinical pipeline, including our lead wholly‑owned program for α4β7 specific integrin inhibitors affecting inflammation into clinical development for the treatment of inflammatory bowel disease, or IBD. We are also developing our product candidate, MORF‑720, a selective oral αvβ6 specific integrin inhibitor into clinical development for the treatment of idiopathic pulmonary fibrosis, or IPF, in collaboration with AbbVie Inc., or AbbVie. We intend to advance our α4β7 program and MORF‑720 toward Investigational New Drug applications, or INDs, by the middle of 2020 and the second half of 2020, respectively. Beyond our current targets, we are using our MInT Platform to create a broad pipeline of programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small‑molecule integrin therapeutics. Revenue generation activities have been limited to the following. In October 2018, pursuant to our collaboration and option agreement with AbbVie, or the “AbbVie agreement”, we received an upfront payment of $100.0 million for research and development activities, and provided to AbbVie exclusive license options on product candidates directed at multiple targets. In March 2019, pursuant to the Janssen Agreement, we received an upfront payment of $10.0 million and provided Janssen with exclusive license options on product candidates directed at multiple targets. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2019, in addition to the foregoing sources of revenue, we have funded our operations primarily through the sale and issuance of our convertible preferred equity securities,  borrowings under a loan and security agreement, or the credit facility, with Silicon Valley Bank, or SVB, and completing an initial public offering (“IPO”). From inception through September 30, 2019 we raised an aggregate of approximately $242.6 million of gross proceeds through the issuance of equity and debt, of which $138.1 million was from the issuance of convertible preferred equity securities and $1.0 million was from borrowings under the credit facility. On July 1, 2019, we completed an IPO of our common stock and issued and sold 6,900,000 shares of common stock at a public offering price of $15.00 per share, which included 900,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $93.3 million after deducting underwriting discounts and commissions and offering expenses.

Since inception, we have incurred significant operating losses. Our net losses were $8.9 million and $7.1 million for the three months ended September 30, 2019 and 2018, respectively, and $23.5 million and $18.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $77.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $251.7 million. We believe that our existing cash and cash equivalents, marketable securities, including the net proceeds of $93.3 million from our IPO completed on July 1, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2022.

Financial Operations Overview

Collaboration Revenue

We do not have any products approved for sale, and as a result, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future.

To date, all of our collaboration revenue has been derived from our agreements with AbbVie and Janssen. We expect that our revenue, until we have a marketed product, will be derived primarily from payments under our collaboration and option agreements with AbbVie and Janssen or other collaboration and license agreements that we may enter into in the future, if any.

Collaboration Revenue — AbbVie

In October 2018, we entered into a collaboration with AbbVie, an investor holding in aggregate approximately 3.3% of our common stock, designed to advance a number of our oral integrin therapeutics for fibrosis‑related indications. Under the terms of the agreement, AbbVie paid us an upfront payment of $100.0 million for research and development activities, and we provided to AbbVie exclusive license options on product candidates directed at multiple targets.

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

Collaboration Revenue — Janssen

In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND‑enabling studies, on a research program‑by‑research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, will pay us an additional $5.0 million fee upon commencement of the third research program, and will fund research activities. Pursuant to the terms of the agreement, we are also eligible to receive additional milestone and royalty payments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Collaboration revenue — related party	$3,772	$—	$3,772	*
Collaboration revenue — other	1,903	—	1,903	*
Total collaboration revenue	5,675	—	5,675	*
Operating expenses:
Research and development	12,635	5,767	6,868	119%
General and administrative	2,898	1,405	1,493	106%
Total operating expenses	15,533	7,172	8,361	117%
Loss from operations	(9,858)	(7,172)	(2,686)	37%
Other income:
Interest income, net	1,392	111	1,281	*
Other expense, net	(94)	(16)	(78)	*
Total other income, net	1,298	95	1,203	*
Loss before provision for income taxes	$(8,560)	$(7,077)	$(1,483)	21%
Provision for income taxes	(304)	—	(304)	*
Net loss	$(8,864)	$(7,077)	$(1,787)	25%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased to $5.7 million for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018. This increase was due to the revenue recognized under our collaboration with AbbVie that we executed in October 2018 to advance several oral integrin therapeutics for fibrosis‑related indications, as well as revenue from our collaboration with Janssen that we executed in February 2019.

Research and Development Expenses

Research and development expense increased by $6.9 million, or 119%, from $5.8 million for the three months ended September 30, 2018 to $12.6 million for the three months ended September 30, 2019. A significant portion of our research and development costs have been external pre-clinical contract research organization (CRO) costs, which we track on a program‑by‑program basis related to a clinical product candidate has been identified. Our internal research and development costs are primarily personnel‑related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
External costs by program:
MORF-720	$3,160	$1,856	$1,304	70%
α4β7	2,723	1,062	1,661	156%
Other early development candidates and unallocated costs	2,721	782	1,939	248%
Total external costs	8,604	3,700	4,904	133%
Internal costs:
Employee compensation and benefits	3,617	1,829	1,788	98%
Facility and other	414	238	176	74%
Total internal costs	4,031	2,067	1,964	95%
Total research and development expense	$12,635	$5,767	$6,868	119%

The increase in research and development expense was primarily attributable to the following:

▪

The $4.9 million increase in external costs primarily related to increased research and preclinical development and manufacturing costs associated with product candidate MORF‑720 targeting αvβ6, α4β7,  and other external research costs associated with our other early development candidates.

▪

The $2.0 million increase in internal costs was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $1.5 million, or 106%, from $1.4 million for the three months ended September 30, 2018 to $2.9 million for the three months ended September 30, 2019.

The increase in general and administrative expense was primarily attributable to an increase of $0.8 million in employee compensation and benefits due to increased headcount, an increase of $0.2 million in professional services and consulting fees primarily due to increases in legal fees related to business development, regulatory and patent costs, and expenses related to public company administrative costs, and a $0.5 million increase in other expenses.

Interest Income, Net

Interest income increased by $1.3 million from $111,000 for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019.

The increase in interest income, net was attributable to increased income earned on our investment portfolio, which increased significantly year‑over‑year due to the Series B financing and up‑front payments pursuant to the AbbVie and the Janssen agreements, and receipt of the IPO proceeds in July 2019.

Provision for Income Tax

We recorded an income tax expense of $304,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. In the three months ended September 30, 2019, the income tax expense was driven largely by the projected current tax liability associated with the tax recognition of upfront collaboration payment received in 2018. We reported no income tax provision in September 30, 2018, as we generated a taxable loss, offset by an increase to our valuation allowance.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Collaboration revenue — related party	$13,736	$—	$13,736	*
Collaboration revenue — other	3,575	—	3,575	*
Total collaboration revenue	17,311	—	17,311	*
Operating expenses:
Research and development	36,912	15,344	21,568	141%
General and administrative	6,807	3,311	3,496	106%
Total operating expenses	43,719	18,655	25,064	134%
Loss from operations	(26,408)	(18,655)	(7,753)	42%
Other income:
Interest income, net	3,574	214	3,360	*
Other expense, net	(94)	(46)	(48)	*
Total other income, net	3,480	168	3,312	*
Loss before provision for income taxes	$(22,928)	$(18,487)	$(4,441)	24%
Provision for income taxes	(569)	—	(569)	*
Net loss	$(23,497)	$(18,487)	$(5,010)	27%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased to $17.3 million for the nine months ended September 30, 2019 from $0 for the same period in the prior year. This increase was due to the revenue recognized under our collaboration with AbbVie that we executed in October 2018 to advance several oral integrin therapeutics for fibrosis‑related indications, as well as revenue from our collaboration with Janssen that we executed in February 2019.

Research and Development Expenses

Research and development expense increased by $21.6 million, or 141%, from $15.3 million for the nine months ended September 30, 2018 to $36.9 million for the nine months ended September 30, 2019. A significant portion of our research and development costs consist of external costs, which we track on a program‑by‑program basis after a clinical product candidate has been identified. Our internal research and development costs are primarily personnel‑related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
External costs by program:
MORF-720	$11,360	$4,175	$7,185	172%
α4β7	8,272	2,732	5,540	203%
Other early development candidates and unallocated costs	6,321	2,299	4,022	175%
Total external costs	25,953	9,206	16,747	182%
Internal costs:
Employee compensation and benefits	9,719	5,349	4,370	82%
Facility and other	1,240	789	451	57%
Total internal costs	10,959	6,138	4,821	79%
Total research and development expense	$36,912	$15,344	$21,568	141%

The increase in research and development expense was primarily attributable to the following:

▪

The $16.7 million increase in external costs primarily related to increased research and preclinical development and manufacturing costs associated with product candidate MORF‑720 targeting αvβ6, α4β7, and other external research costs associated with our other early development candidates.

▪

The $4.8 million increase in internal costs was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $3.5 million, or 106%, from $3.3 million for the nine months ended September 30, 2018 to $6.8 million for the nine months ended September 30, 2019.

The increase in general and administrative expense was primarily attributable to an increase of $1.8 million in employee compensation and benefits due to increased headcount, an increase of $0.9 million in professional services and consulting fees primarily due to increases in legal fees related to business development, regulatory and patent costs, accounting and audit fees, and public and investor relations fees due to ongoing business activities, and a $0.8 million increase in expenses related to public company administrative costs.

Interest Income, Net

Interest income increased by $3.4 million from $0.2 million for the nine months ended September 30, 2018 to $3.6 million for the nine months ended September 30, 2019.

The increase in interest income, net was attributable to increased income earned on our investment portfolio, which increased significantly year‑over‑year due to the Series B financing and up‑front payments pursuant to the AbbVie and Janssen agreements, and receipt of the IPO proceeds in July 2019.

Provision for Income Tax

We recorded an income tax expense of $569,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. In the nine months ended September 30, 2019, the income tax expense was driven largely by the projected current tax liability associated with the tax recognition of upfront collaboration payments received in 2018. The Company reported no income tax provision in the nine months ended September 30, 2018, as the Company generated a taxable loss, offset by an increase to the company’s valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2019, we have funded our operations with net proceeds of $93.3 million from sale of common stock in our IPO, the gross proceeds of $138.1 million from sales of our convertible preferred equity securities and borrowings of $1.0 million under our credit facility with SVB, $100.0 million we received as an up‑front, non‑refundable payment from our collaboration with AbbVie, $10.0 million we received as an up‑front, non‑refundable payment from the Janssen Agreement, as well as on-going research funding from the Janssen Agreement.

The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash	$224	$225
Money market funds	159,583	185,676
Marketable securities	91,939	—
Total cash, cash equivalents, and marketable securities	$251,746	$185,901

In March 2016, we entered into a credit facility with SVB for an equipment line of credit of up to $1.5 million to finance the purchase of eligible equipment. Principal and interest payments commenced on January 1, 2017 for a period of 36 months. The loan and security agreement also included a final payment fee equal to 5.0% of the aggregate advances and a pre‑payment fee of 0.5% to 1.0%, depending on when the prepayment occurs. In December 2018, we paid the entire balance back to SVB, including a prepayment penalty of 0.5% and terminated the credit facility. We had no balances outstanding due to SVB or any other lender as of September 30, 2019 or December 31, 2018.

In connection with the credit facility, we issued warrants to SVB to purchase 6,825 Series Seed convertible preferred units at a purchase price of $4.39 per unit, which became exercisable for 6,825 shares of common stock at a purchase price of $4.39 per share in connection with the IPO.  In August 2019, SVB exercised warrants via a cashless exercise which resulted in the issuance of 5,766 common shares.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(27,576)	$(16,222)
Net cash used in investing activities	(91,785)	(492)
Net cash provided by financing activities	93,267	89,875
Net decrease in cash and cash equivalents and restricted cash	$(26,094)	$73,161

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital. Net cash used in operating activities was $27.6 million for the nine months ended September 30, 2019 compared to $16.2 million for the nine months ended September 30, 2018. The increase in cash used in operating activities was primarily due to an increase in net loss of $5.0 million, adjusted for non-cash items, including depreciation, premium amortization and discount accretions on marketable securities, and stock-based compensation, and changes in operating assets and liabilities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $91.8 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $0.5 million for the nine months ended September 30, 2018, an increase of $91.3 million. This increase was primarily due to the purchase of $225.8 million in marketable securities, and a net increase of $1.0 million in capital expenditures, offset by $135.5 million in proceeds from maturities of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $93.3 million for the nine months ended September 30, 2019 compared to $89.9 million in the comparable prior year period. The increase of $3.4 million was due to increase in funds raised from the Company’s IPO.

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

We expect our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2022.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements included in the registration statement on Form S-1 (File No. 333-231837), filed with the SEC on May 30, 2019, as amended, and declared effective by the SEC on June 26, 2019, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

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

Equity‑Based Compensation

Prior to the Reorganization, we granted incentive units, which we accounted for as equity‑classified awards. As part of the Reorganization, the incentive units were exchanged for shares of our common stock and restricted common stock, which we account for as equity‑classified awards. In December 2018 and during the nine months ended September 30, 2019, we granted stock options, which we account for as equity‑classified awards.

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

We determine the fair value of restricted common stock awards granted based on the fair value of our common stock. We estimate the fair value of stock option awards and restricted stock granted using the Black-Scholes option-pricing model, which uses as inputs, the fair value of our common stock or unit and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to insufficient company-specific historical data, we base the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

Revenue from Contracts with Customers

As of September 30, 2019, all of our revenue to date has been generated from the AbbVie Agreement and Janssen Agreement. Effective January 1, 2018, we adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method.

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

Recognition of Revenue

We recognize revenue as we perform the research and development services based on the costs incurred to date, as such costs have a  direct relationship between our effort and the progress made towards satisfying its performance obligations to AbbVie and Janssen. Consideration allocated to material rights is recognized upon exercise or expiration of the related option.

As the Company progresses towards satisfaction of performance obligations under the AbbVie and Janssen agreements, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort associated with each performance obligation under the AbbVie and Janssen agreements.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

The following table summarizes our significant contractual obligations by period presented according to the payment due date at September 30, 2019 (in thousands):

		Less than		1 to 3	3 to 5	More than
As of September 30, 2019	Total	1 Year		Years	Years	5 Years
Operating lease obligations(1)	$3,066	$274	(2)	$2,792	$—	$—
Total	$3,066	$274		$2,792	$—	$—

(1)	Represents future minimum repayments under our non‑cancellable operating leases as of September 30, 2019.
(2)	The amounts are for the three months ending December 31, 2019.

We entered into contracts with a number of third parties, including external CROs, that require us to make upfront payments, some of which may be non‑refundable. Under various licensing and related agreements with third parties, we have agreed to make milestone payments and pay royalties to third parties. Pursuant to an exclusive license agreement with Children’s Medical Center Corporation, or CMCC, a holder of our common stock, we paid CMCC an annual license maintenance fee of $10,000 in each of 2015-2018. In 2018, we amended the agreement and this obligation increased to $80,000 per year, and continues until the agreement is terminated. We will also be responsible for up to $1.3 million of development milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single‑digit percentages on net sales of licensed products in the event that we realize sales from products covered by the license agreement, and between 10% and 20% of non‑royalty income attributable to a sublicense of the CMCC rights. Amounts paid to CMCC are recorded as research and development expense in the statements of operations.

Pursuant to a collaboration agreement with Schrödinger, a holder of approximately 2.74% of our outstanding common stock, Schrödinger may be eligible to receive certain payments from us related to development milestones, not to exceed in the aggregate, on a target‑by‑target basis, a low six‑figure payment upon initiation of lead optimization and $3,100,000 on a compound‑by‑compound basis, as well as royalties in the low single digits on sales of products containing such compounds. In addition, we have agreed to pay Schrödinger a percentage, in the mid‑single digits, of certain payments we receive from third parties in connection with the licensing or transfer of the rights to exploit such compounds to such third parties, including a one‑time fee of $1,000,000 payable in 2019 in the event no payments are otherwise received from a third party.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended 2018 or the three and nine months ended September 30, 2019.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Vice President of Finance and Operations and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Vice President of Finance and Operations), as of the end of the period covered by this report, our Chief Executive Officer and our Vice President of Finance and Operations have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified lead product candidates for our α4β7 and αvβ6 programs, which are still in the preclinical testing stage. We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the nine months ended September 30, 2019, we reported a net loss of $23.5 million. As of September 30, 2019, we had an accumulated deficit of approximately $77.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

▪	conduct clinical trials for our lead wholly‑owned α4β7 program and for our product candidate αvβ6 program, MORF‑720, and any future product candidates;
▪	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
▪	manufacture, or have manufactured, pre‑clinical, clinical and commercial supplies of our product candidates;

▪	seek regulatory approvals for our product candidates or any future product candidates;
▪	commercialize our current product candidates or any future product candidates, if approved;
▪	attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
▪	hire additional clinical, scientific and management personnel;
▪	add operational, financial and management information systems and personnel;
▪	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
▪	incur additional costs associated with operating as a public company.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our product candidates from our lead programs, α4β7 and αvβ6. Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2019, we had $251.7 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our current product candidates from our lead programs, α4β7 and αvβ6, and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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

We have no products on the market and all of our product candidates are in early stages of development. We expect the Investigational New Drug applications, or INDs, with respect to our α4β7 program and MORF‑720 to be submitted by the middle of 2020 and the second half of 2020, respectively. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical‑stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Our business is heavily dependent on the success of our α4β7 program and of our product candidate, MORF‑720. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.

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

We are developing a pipeline of product candidates using our Morphic integrin technology platform, or MInT Platform. Historically, dozens of integrin‑targeted oral small molecule candidates of other companies that entered late‑stage clinical trials have failed to result in FDA or EMA approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. For example, Pliant Therapeutics, Inc. is currently in clinic for an αvβ6 /α vβ1 oral small‑molecule integrin inhibitor. Development efforts and clinical results of these other companies may be unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our product candidates, which would have a material and adverse effect on our business. For example, Biogen recently terminated a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns. We believe that product candidates identified with our MInT Platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next‑generation physics‑based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop product candidates using our MInT Platform is ongoing and may not result in viable product candidates.

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

Our two lead programs are α4β  7 and αvβ6. We intend to advance our α4β7 program and MORF‑720, our development candidate for our αvβ6 program, toward IND submissions by the middle of 2020 and the second half of 2020, respectively. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. For example, we are initially focused on our lead wholly‑owned α4β7 program and for our product candidate, MORF‑720. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

MORF‑720, under development for the treatment of IPF, if approved, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV. Further, we are aware of programs targeting αvβ6 that are currently being investigated in preclinical studies or clinical trials by companies including Pliant Therapeutics, Inc., and Indalo Therapeutics, Inc. Biogen recently terminated a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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

As of September 30, 2019, we had approximately 76 full‑time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our research and development involves the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in Waltham, Massachusetts that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of Middlesex County, Massachusetts. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood‑borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $34.7 million and $21.4 million, respectively, which begin to expire in 2036. As of December 31, 2018, we also had available tax credit carryforwards for federal and state income tax purposes of $0.6 million and $0.4 million, respectively, which begin to expire in 2031. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three‑year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. Under the Tax Cuts and Jobs Act of 2017, net operating losses generated after December 31, 2017 will not be subject to expiration.

Risks Related to Intellectual Property

If we are not able to obtain, maintain, and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in‑licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2019, we solely owned published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates).  In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation the “CMCC Agreement” to one U.S. patent and a related pending U.S. patent application relating to the modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower‑cost biosimilars by creating a licensure framework for follow on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual non-deductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point‑of‑sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third‑party payors including government authorities, such as Medicare and Medicaid, private health insurers and other organizations. Patients who are provided medical treatment for their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third‑party payors are critical to new product acceptance. Even if we succeed in bringing one or more products to the market, these products may not be considered cost‑effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third‑party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. Each of our officers, directors, and our stockholders have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares. These lock-up agreements pertaining to our IPO will expire December 23, 2019. However, our underwriters may, in their sole discretion, permit our officers, directors, and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, a substantial number of shares of common stock will be eligible for sale in the public market.

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

Based on the beneficial ownership of our common stock as of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 69% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering – December 31, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of the IPO Proceeds

On July 1, 2019, we closed our IPO, in which we sold 6,900,000 shares of our common stock at a price of $15.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231837), which was filed with the SEC on May 30, 2019, as amended, and declared effective by the SEC on June 26, 2019, as supplemented by a registration statement on Form S-1 filed pursuant to Rule 462 (File No. 333-232373). We raised approximately $93.3 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and offering expenses. We intend to use the net proceeds we received from our IPO for the development of our α4β7  program and our MInT Platform, and to broaden our pipeline of product candidates, and to fund working capital and general corporate purposes. The representatives of the underwriters of our IPO were Jefferies LLC, Cowen and Company, LLC, BMO Capital Markets Corp. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Morphic Holding, Inc.	10-Q	001-38940	08/13/2019
3.2	Restated Bylaws of Morphic Holding, Inc.	10-Q	001-38940	08/13/2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

MORPHIC HOLDING, INC.

November 12, 2019	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2019	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Vice President Finance and Operations and Treasurer (Principal Financial & Accounting Officer)