Form 10-Q
period 2020-03-31
Morphic Holding, Inc.
filed 2020-05-06
CIK 1679363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Not Applicable

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

 The number of shares outstanding of the registrant’s Common Stock as of May 6, 2020 was 30,602,863.

MORPHIC HOLDING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$107,035	$101,559
Marketable securities	111,977	135,457
Accounts receivable	3,685	3,467
Prepaid expenses and other current assets	2,856	3,090
Total current assets	225,553	243,573

Property and equipment, net	3,222	3,446
Restricted cash	275	275
Other assets	108	141
Total assets	$229,158	$247,435
Liabilities
Current liabilities:
Accounts payable	$4,623	$5,167
Accrued expenses	5,615	6,639
Deferred revenue, current portion	26,497	23,450
Deferred rent, current portion	106	94
Total current liabilities	36,841	35,350

Long-term liabilities:
Deferred revenue, net of current portion	64,002	70,954
Deferred rent, net of current portion	180	213
Total liabilities	101,023	106,517

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 30,283,725 shares issued and outstanding as of March 31, 2020 and 30,110,251 shares issued and outstanding as of December 31, 2019	3	3
Additional paid‑in capital	241,776	238,384
Accumulated deficit	(114,259)	(97,513)
Accumulated other comprehensive income	615	44
Total stockholders’ equity	128,135	140,918
Total liabilities and stockholders’ equity	$229,158	$247,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Collaboration revenue - AbbVie	$3,392	$5,570
Collaboration revenue - Janssen	2,202	498
	5,594	6,068
Operating expenses:
Research and development	18,960	10,370
General and administrative	4,423	1,832
Total operating expenses	23,383	12,202
Loss from operations	(17,789)	(6,134)
Other income:
Interest income, net	886	1,063
Total other income, net	886	1,063
Loss before benefit from (provision for) income taxes	(16,903)	(5,071)
Benefit from (provision for) income taxes	157	(129)
Net loss	$(16,746)	$(5,200)
Net loss per share, basic and diluted	(0.55)	(2.77)

Weighted average common shares outstanding, basic and diluted	30,188,575	1,879,986

Comprehensive loss:
Net loss	$(16,746)	$(5,200)
Other comprehensive income:
Unrealized holding gains on marketable securities	571	25
Total other comprehensive income	571	25
Comprehensive loss	$(16,175)	$(5,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(In thousands, except share data)

	Series Seed		Series A		Series B		Common		Additional		Accumulated	Total
	Preferred Shares		Preferred Shares		Preferred Shares		Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Deficit
Balance at December 31, 2018	2,045,556	8,658	8,411,368	51,320	10,553,483	79,831	1,832,923	—	$1,633	$(54,185)	$—	$(52,552)
Equity-based compensation expense	—	—	—	—	—	—	—	—	499	—	—	499
Vesting of restricted shares	—	—	—	—	—	—	99,911	—	—	—	—	—
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Net Loss	—	—	—	—	—	—	—	—	—	(5,200)	—	(5,200)
Balance at March 31, 2019	2,045,556	8,658	8,411,368	51,320	10,553,483	79,831	1,932,834	—	$2,132	$(59,385)	$25	$(57,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

(In thousands, except share data)

	Common		Additional		Accumulated	Total
	Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity‑based compensation expense	—	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercise	35,822	—	167	—	—	167
Issuance of common stock under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	—	—	—	—	571	571
Net Loss	—	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	$241,776	$(114,259)	$615	$128,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,746)	$(5,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	166
Premium amortization and discount accretion on marketable securities	139	(516)
Equity‑based compensation	2,544	499
Change in operating assets and liabilities:
Accounts receivable	(218)	(378)
Prepaid expenses and other current assets	279	(58)
Other assets	33	9
Accounts payable	(307)	1,142
Accrued expenses	(1,024)	224
Deferred revenue	(3,905)	4,309
Deferred rent	(21)	(9)
Net cash (used in) provided by operating activities	(18,943)	188
Cash flows from investing activities:
Purchases of marketable securities	(9,089)	(143,111)
Proceeds from maturities of marketable securities	33,000	—
Purchase of property and equipment	(295)	(559)
Net cash provided by (used in) investing activities	23,616	(143,670)
Cash flows from financing activities:
Proceeds from issuance of Common Stock pursuant to stock options exercise	122	—
Proceeds from issuance of Common Stock under Employee Stock Purchase Plan	681	—
Net cash provided by financing activities	803	—
Net (decrease) increase in cash and cash equivalents and restricted cash	5,476	(143,482)
Cash and cash equivalents and restricted cash, beginning of period	101,834	186,176
Cash and cash equivalents and restricted cash, end of period	$107,310	$42,694

Non-cash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$30	$—
Non-cash financing activities:
Amounts from exercise of stock options included in prepaid expenses and other current assets	$45	$—
Supplemental cash flow information:
Cash paid for taxes	$480	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging our unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity, and the pharmaceutical properties required for oral administration.

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

On July 1, 2019, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $103.5 million. The Company raised approximately $93.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock; the warrants to purchase 6,825 convertible preferred shares automatically converted into warrants to purchase 6,825 common shares. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

2. Basis of Presentation and Significant Accounting Policies

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards

Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2020 and 2019.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020.

Use of Estimates and Summary of Significant Accounting Policies

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying Accounting for Income Taxes, a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2020, using the prospective method. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements not yet Adopted

As an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company has made an election under Section 107 of the JOBS Act to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, the Company follows requirements applicable to the private companies for adopting new and updated accounting standards.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”), which requires consideration of a broader range of reasonable and supportable information in developing credit loss estimates. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). Certain provisions of ASU 2019-04 amend the guidance of ASU 2016-13, are applicable to the Company’s investments portfolio, and allow the Company to make certain accounting policy elections regarding establishing allowance for credit losses for the accrued interest receivable and the corresponding disclosures. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”), which clarifies certain areas of the guidance to ensure all companies and organizations can make a smoother transition to the standard. Following the issuance of ASU 2019-10 described above, the guidance is effective for the Company for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be adopted using the modified retrospective approach. The Company is currently evaluating the impact of ASU 2019-11 and the related ASU 2019-04 and ASU 2016-13 on the consolidated financial statements, including the impact of the available accounting policy elections.

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

The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is in the process of assessing the impact of the standard and while not complete, it expects that it will record a material asset and liability related to its current operating lease; however, the full impact of adoption to the Company’s financial statements is yet to be determined. Effective with the issuance of ASU 2019-10, described above, this standard is effective for the Company for the annual periods beginning after December 15, 2020, which will be the initial date of application, and interim periods within fiscal years beginning after December 15, 2021.

3. Fair Value of Financial Assets and Liabilities

The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

•	Level 3 — Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$106,807	$106,807	$—	$—
U.S. Treasury obligations	111,977	—	111,977	—
Total assets	$218,784	$106,807	$111,977	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$91,332	$91,332	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,995	—	9,995	—
U.S. Treasury obligations	135,457	—	135,457	—
Total assets	$236,784	$91,332	$145,452	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of March 31, 2020 and December 31, 2019. Marketable securities included in the table above consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on recurring basis at March 31, 2020 or December 31, 2019.

The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

4. Marketable securities

The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

As of March 31, 2020
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$111,336	$641	$—	$111,977

As of December 31, 2019
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$135,389	$70	$(2)	$135,457

As of March 31, 2020, the Company held no marketable securities in an unrealized loss position. As of December 31, 2019, the aggregate fair value of three securities in an unrealized loss position was $30.2 million and the aggregate unrealized losses were $2,000.   Th

e value.

5. Cash, Cash Equivalents, and Restricted Cash

Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2019	2018

Cash and cash equivalents	$107,035	$101,559	$42,419	$185,901
Restricted cash	275	275	275	275
Total cash, cash equivalents, and restricted cash	$107,310	$101,834	$42,694	$186,176

6. Accrued Expenses

At March 31, 2020 and December 31, 2019 accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related expenses	$1,891	$3,159
Research and development activities	3,005	2,465
Other expenses	719	1,015
	$5,615	$6,639

7. Equity Based Compensation

In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. On January 1, 2020, the number of shares of common stock available for issuance under the 2019 Plan increased by 1,204,410 shares as a result of the automatic increase provision of the 2019 Plan. As of March 31, 2020, there were a total of 1,796,999 shares available for future award grants under the 2019 Plan.

The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
ESPP	$110	$—
Restricted stock	562	187
Stock option	1,872	312
	$2,544	$499

The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category:

	Three Months Ended
	March 31,
	2020	2019
Research and development expense	$1,792	$282
General and administrative expense	752	217
	$2,544	$499

Restricted Common Stock

The following table summarizes the restricted stock awards activity during the three months ended March 31, 2020:

		Weighted
		Average Fair
	Number	Value per Share
	of Shares	at Issuance
Unvested restricted common stock as of December 31, 2019	379,770	$4.32
Granted	—	—
Vested	(84,247)	4.32
Forfeited	(12,694)	4.32
Unvested restricted common stock as of March 31, 2020	282,829	$4.32

As of March 31, 2020, the Company had unrecognized equity‑based compensation expense of $752,000 related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted restricted stock units. The following table summarizes the restricted stock units activity during the three months ended March 31, 2020:

Weighted
Average Fair
	Number	Value per Share
	of Shares	at Issuance
Unvested restricted common stock units as of December 31, 2019	—	$—
Granted	66,216	10.84
Vested	—	—
Forfeited	—	—
Unvested restricted common stock units as of March 31, 2020	66,216	$10.84

As of March 31, 2020, the Company had unrecognized equity‑based compensation expense of $708,000 related to the restricted stock units, which is expected to be recognized over a weighted average period of 3.2 years.

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,987,403	$8.67	9.22	$26,254
Granted	1,468,885	14.68	—	—
Exercised	(35,822)	4.67	—	—
Forfeited	(64,917)	6.24	—	—
Outstanding as of March 31, 2020	4,355,549	$10.77	9.19	$20,121
Options vested and expected to vest as of March 31, 2020	4,355,549	$10.77	9.19	$20,121
Options exercisable as of March 31, 2020	655,162	$5.31	8.28	$6,165

As of March 31, 2020, the Company had unrecognized equity‑based compensation expense of $27.5 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 3.2 years.

The weighted average grant‑date fair value per share of stock options granted to employees and non-employees for stock option awards with service‑based vesting conditions during the three months ended March 31, 2020 was $10.02 per share.

The following table summarizes assumptions used in determining the fair value of the options granted during the three months ended March 31, 2020:

Three months ended
March 31,
2020
Risk‑free interest rate	0.48%
Expected dividend yield	-
Expected term (in years)	6.0
Expected Volatility	80.85%

The Company determined the volatility for options granted in 2020 based on reported data for a guideline group of companies that issued options with substantially similar terms. The risk-free interest rate is based on a zero-coupon United States Treasury instrument with terms consistent with the expected life of the stock options. The expected term of options granted by the Company has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

ESPP

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. On January 1, 2020, the number of shares of common stock available for issuance under the ESPP increased by 301,102 shares as a result of the automatic increase provision of the ESPP. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.

Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.

During the three months ended March 31, 2020, the Company granted awards with  a weighted average grant date fair value of $6.37.

8. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code, or the Internal Revenue Code. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

On March 27, 2020, the President signed into law the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.  The Company has not and does not intend to apply for a Payroll Protection Program Loan based on its current financial position.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. Based on the forecasted net operating loss for fiscal year 2020 and the carryback allowance under the CARES Act, the Company anticipates a full recovery of the federal income tax paid for the year ended December 31, 2019. Accordingly, the Company recognized an income tax benefit of $0.2 million for the three months ended March 31, 2020.

The income tax expense of $0.1 million recognized for the three months ended March 31, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

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

Through March 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Operating Leases

Facility Lease

The Company recognizes rent expense for the space it currently occupies and records a deferred rent obligation, representing the cumulative difference between actual rent payments and rent expense recognized ratably over the lease period, which is included in the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Minimum annual rent payments under this lease for the remaining term of the amended lease, excluding operating expenses and taxes, which are not fixed for future periods as of March 31, 2020, are as follows (in thousands):

Total Minimum
Year ending December 31,	Lease Payments
2020	846
2021	1,175
2022	495
Total minimum lease payments	$2,516

The Company recorded approximately $257,000 and $218,000 in rent expense for three months ended March 31, 2020 and 2019, respectively.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

10. Option and License Agreements

Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

AbbVie Agreement

During the three months ended March 31, 2020, the Company continued to perform under its agreement with AbbVie, pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company will recognize the $100 million up-front payment as research and development services are performed, which is expected to be completed through 2024.

During the three months ended March 31, 2020, the Company incurred $4.5 million in research and development costs and recognized revenue of $3.4 million. As of March 31, 2020, the Company had $82.5 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of March 31, 2020.

On November 12, 2019, the Company announced that its selective oral αvβ6  -  specific integrin inhibitor program for patients with fibrotic disease, MORF-720, conducted in collaboration with AbbVie, will require additional development activities, extending into the second half of 2020 based on feedback received during pre-IND interactions with the FDA, which increased the Company’s expected costs to complete the research and development services and had a corresponding decrease to revenue recognized to date that was recognized in the fourth quarter of 2019. As the Company progresses towards satisfaction of performance obligations under the AbbVie agreement, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the AbbVie agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation. Such changes can also impact the allocation of deferred revenue between current and long term based on changes in expected timing of the satisfaction of performance obligations.

Janssen Agreement

During the three months ended March 31, 2020, the Company continued to perform under its agreement with Janssen, pursuant to which the Company recognizes revenue in proportion to the costs incurred to date. The Company expects to provide research services and recognize through 2024. During the three months ended March 31, 2020, the Company incurred $1.7 million in research and development costs and recognized revenue of $2.2 million related to research services. The Company had $3.7 million and $3.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, $8.0 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of March 31, 2020.

11. Net Loss per Unit and Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(16,746)	$(5,200)
Weighted average common shares outstanding, basic and diluted	30,188,575	1,879,986
Net loss per share, basic and diluted	$(0.55)	$(2.77)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti‑dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	—	21,010,407
Restricted common stock	282,829	653,142
Restricted stock units	66,216	—
Warrant	—	6,825
Stock options	4,355,549	1,786,551
	4,704,594	23,456,925

In addition to the securities listed in the table above, as of March 31, 2020 the Company had reserved 548,000 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first‑in‑class oral small‑molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small‑molecule integrin therapies have been approved by the FDA. Despite significant unsuccessful efforts, we believe tremendous untapped potential remains for us to develop oral integrin therapies. We created the Morphic integrin technology platform, or MInT Platform, by leveraging our unique understanding of integrin structure and biology to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our preclinical pipeline, including our wholly-owned program MORF-057, a α4β7 specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We are also developing MORF-720, our selective oral αvβ6-specific integrin inhibitor affecting fibrosis, toward an Investigational New Drug application, or IND. We intend to submit IND applications for MORF-057 and MORF-720 by the middle of 2020 and the end of 2020, respectively. As part of our collaboration with AbbVie, they have an option to license this program at IND for future development and commercialization, and if they exercise this option, they will control clinical development of MORF -720, or a backup molecule. Beyond our current targets, we are using our MInT Platform to create a broad pipeline of programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small‑molecule integrin therapeutics. Revenue generation activities have been limited to the following. In October 2018, pursuant to our collaboration and option agreement with AbbVie, or the AbbVie Agreement, we received an upfront payment of $100.0 million for research and development activities, and provided to AbbVie exclusive license options on product candidates directed at multiple targets. In March 2019, pursuant to the Janssen Agreement, we received an upfront payment of $10.0 million and provided Janssen with exclusive license options on product candidates directed at multiple targets. In addition, Janssen will reimburse us for research services at market rates. We do not have any products approved for sale and have not generated any revenue from product sales. Through March 31, 2020 in addition to the foregoing sources of revenue, we have funded our operations primarily through the sale and issuance of our convertible preferred equity securities, borrowings under a loan and security agreement, or the credit facility, with Silicon Valley Bank, or SVB, and an IPO. From inception through March 31, 2020 we raised an aggregate of approximately $242.6 million of gross proceeds through the issuance of equity and debt.

Since inception, we have incurred significant operating losses. Our net losses were $16.7 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $114.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $219.0 million. We believe that our existing cash and cash equivalents, marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2022.

Impact of the COVID-19 Pandemic

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our collaborators, our contract research organizations (“CROs”), suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. Although we currently have not experienced much impact on our business, including our development timelines, if there are renewed closures of business in China, or other impacted areas, or if clinical locations are not able to open at the time we file an IND, we may experience constrained supply of our product candidates or delays in our preclinical studies or planned clinical trials that could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Collaboration Revenue — AbbVie

In October 2018, we entered into a collaboration with AbbVie, an investor holding in aggregate approximately 3.3% of our common stock, designed to advance a number of our oral integrin therapeutics for fibrosis‑related indications. Under the terms of the AbbVie Agreement, AbbVie paid us an upfront payment of $100 million for research and development activities, and we provided to AbbVie exclusive license options on product candidates directed at multiple targets.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and listing standards applicable to companies listed on Nasdaq, director and officer compensation and insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third‑party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents and marketable securities.

Benefit from (Provision for) Income Tax Expense for Interim Periods

Benefit from or provision for income tax expense recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre‑tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre‑tax income.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Collaboration revenue — AbbVie	$3,392	$5,570	$(2,178)	(39)%
Collaboration revenue — Janssen	2,202	498	1,704	*
Total collaboration revenue	5,594	6,068	(474)	(8)%
Operating expenses:
Research and development	18,960	10,370	8,590	83%
General and administrative	4,423	1,832	2,591	141%
Total operating expenses	23,383	12,202	11,181	92%
Loss from operations	(17,789)	(6,134)	(11,655)	190%
Other income:
Interest income, net	886	1,063	(177)	(17)%
Total other income, net	886	1,063	(177)	(17)%
Loss before benefit from (provision for) income taxes	$(16,903)	$(5,071)	$(11,832)	233%
Benefit from (provision for) income taxes	157	(129)	286	*
Net loss	$(16,746)	$(5,200)	$(11,546)	222%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue decreased $0.5 million, or 8%, to $5.6 million for the three months ended March 31, 2020 from $6.1 million for three months ended March 31, 2019. The decrease in AbbVie collaboration revenue was primarily due to lower external expenses incurred on MORF-720 during the three months ended March 31, 2020 as compared to March 31, 2019. The lower AbbVie collaboration revenue was offset by an increase in revenue from our collaboration with Janssen, which was executed in February 2019.

Research and Development Expenses

Research and development expense increased by $8.6 million, or 83%, from $10.4 million three months ended March 31, 2019 to $19.0 million for the three months ended March 31, 2020. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program‑by‑program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel‑related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
External costs by program:
MORF-720	$2,256	$3,686	$(1,430)	-39%
Other AbbVie Agreement programs	1,101	—	1,101	*
MORF-057	5,281	2,167	3,114	144%
Janssen Agreement programs	639	—	639	*
Other early development candidates and unallocated costs	1,970	1,358	612	45%
Total external costs	11,247	7,211	4,036	56%
Internal costs:
Employee compensation and benefits	7,190	2,779	4,411	159%
Facility and other	523	380	143	38%
Total internal costs	7,713	3,159	4,554	144%
Total research and development expense	$18,960	$10,370	$8,590	83%

*    Percentage not meaningful

The increase in research and development expense was primarily attributable to the following:

▪

The $4.0 million increase in external costs from the three months ended March 31, 2019 to the same period in the current year primarily related to increased research and preclinical development and manufacturing costs associated with product candidate MORF-057, targeting α4β7,  and other external research costs associated with our other early development candidates, offset by a decrease of $1.4 million in costs related to MORF‑720 targeting αvβ6.

▪

The $4.6 million increase in internal costs from the three months ended March 31, 2019 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $2.6 million, or 141%, from $1.8 million for the three months ended March 31, 2019 to $4.4 million for the three months ended March 31, 2020.

The increase in general and administrative expense was primarily attributable to an increase of $1.3 million in employee cash and non-cash compensation and benefits, an increase of $0.5 million in professional services and consulting fees, and a $0.4 million increase in insurance costs. The increase in these general and administrative expenses was primarily due to operating as a public company during the current year.

Interest Income, Net

Interest income decreased by $0.2 million from $1.1 for three months ended March 31, 2019 to $0.9 million for the three months ended March 31, 2020. The decrease in interest income, net was attributable to a decrease in investments held during the three months ended March 31, 2020.

Benefit from (Provision for) Income Tax

On March 27, 2020, the President signed into law the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the forecasted net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.2 million for the three months ended March 31, 2020. The income tax expense of $0.1 million recognized for the three months ended March 31, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2020, we have funded our operations with net proceeds of $93.3 million from sale of common stock in our IPO, the gross proceeds of $138.1 million from sales of our convertible preferred equity securities and borrowings of $1.0 million under our credit facility with SVB, $100.0 million we received as an up‑front, non‑refundable payment from our collaboration with AbbVie, $10.0 million we received as an up‑front, non‑refundable payment from the Janssen Agreement, as well as on-going research funding from the Janssen Agreement.

The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$228	$10,227
Money market funds (included in cash equivalents)	106,807	91,332
Marketable securities	111,977	135,457
Total cash, cash equivalents, and marketable securities	$219,012	$237,016

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(18,943)	$188
Net cash provided by (used in) investing activities	23,616	(143,670)
Net cash provided by financing activities	803	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,476	$(143,482)

Net Cash (Used in) Provided by Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital. Net cash used in operating activities was $18.9 million for the three months ended March 31, 2020 compared to $0.2 million in cash provided by operating activities for the three months ended March 31, 2019.  The increase in cash used in operating activities was driven by an increase in net loss of $11.5 million, adjusted for non-cash items, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as well as absence of inflows similar to that received during the three months ended March 31, 2019 when we received an upfront payment of $10.0 million from Janssen.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $23.6 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $143.7 million for three months ended March 31, 2019, an increase of $167.3 million. Increase in cash provided by investing activities is due to maturities of marketable securities previously purchased as part of investment of the upfront payments received from AbbVie and Janssen in the fourth quarter of 2018 and the first quarter of 2019, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020 and resulted from the receipt of proceeds from issuance of common shares under ESPP and proceeds received upon stock option exercises.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Furthermore, as a result of the IPO, we expect to incur additional costs associated with operating as a newly public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

▪	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
▪	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property‑related claims;
▪	our headcount growth and associated costs as we expand our business operations and research and development activities;
▪	the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic; and
▪	the cost of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.

Critical Accounting Policies and Significant Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the quarter ended March 31, 2020, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

As of March 31, 2020, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

•

we will avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act;

•

we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;

•	we will provide reduced disclosure about our executive compensation arrangements; and
•	we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the completion of our IPO), (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt during the previous rolling three‑year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Senior Vice President of Finance and Operations and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of March 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Senior Vice President of Finance and Operations), as of the end of the period covered by this report, our Chief Executive Officer and our Senior Vice President of Finance and Operations have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

The outbreak of COVID-19, or a similar pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our preclinical studies and the use and sufficiency of our existing cash.

The outbreak of COVID-19 has evolved into a global pandemic. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact, among others. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical and clinical studies. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies.

The COVID-19 pandemic could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems worldwide. The effects of COVID-19 may also slow potential enrollment of planned clinical trials and reduce the number of eligible patients for our planned clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our preclinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Any delays to our planned IND submission timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

In response to the COVID-19 pandemic, we have limited our office to only those employees completing laboratory-based tasks essential to the development efforts, with the remainder of our employees continuing their work outside of our office. In the event of a shelter-in-place order or other mandated local travel restrictions, particularly if there are additional reclosures in China, our third-party parties conducting preclinical, clinical, research or manufacturing activities, including our collaborators, may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, as to the extent the pandemic is ongoing and there are outbreaks in the laboratory space or after employees begin working from the office again, we may be subject to risk of liability should any employee allege we failed to adequately mitigate the risk of exposure to COVID-19.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.

The COVID-19 pandemic and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. We do not yet know the full extent of potential delays or impacts on our business, our preclinical studies, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We have identified lead product candidates for our α4β7 (MORF-057) and αvβ6 (MORF-720) programs, which are still in the preclinical testing stage. We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For three months ended March 31, 2020, we reported a net loss $16.7 million. As of March 31, 2020, we had an accumulated deficit of approximately $114.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

▪	conduct additional preclinical testing for MORF-720 to enable an IND filing, or develop a backup molecule;
▪	conduct clinical trials for our lead product candidates, MORF-057 and MORF-720, and any future product candidates;
▪	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
▪	manufacture, or have manufactured, preclinical, clinical and commercial supplies of our product candidates;
▪	seek regulatory approvals for our product candidates or any future product candidates;
▪	commercialize our current product candidates or any future product candidates, if approved;
▪	attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
▪	hire additional clinical, scientific and management personnel;
▪	add operational, financial and management information systems and personnel;
▪	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;
▪	experience any delays in our preclinical studies and regulatory approval for our product candidates due to the impacts of COVID-19; and
▪	incur additional costs associated with operating as a public company.

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

The development of biopharmaceutical product candidates is capital‑intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to incur increased costs associated with operating as a public company. The current COVID-19 pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our product candidates from our lead programs, α4β7 and αvβ6. Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2020, we had $219.0 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our current product candidates from our lead programs, α4β7 and αvβ6, and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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
▪

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular or as a result of the impacts of COVID-19; or

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

We are developing a pipeline of product candidates using our MInT Platform. Historically, dozens of integrin‑targeted oral small molecule candidates of other companies that entered late‑stage clinical trials have failed to result in FDA or EMA approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. For example, Pliant Therapeutics, Inc. is currently in clinic for an αvβ6/αvβ1 oral small‑molecule integrin inhibitor. Development efforts and clinical results of these other companies may be unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our product candidates, which would have a material and adverse effect on our business. For example, Biogen Inc. recently terminated a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns. We believe that product candidates identified with our MInT Platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next‑generation physics‑based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop product candidates using our MInT Platform is ongoing and may not result in viable product candidates.

To date, we have not tested any of our product candidates in any clinical studies. We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only preclinical data regarding oral bioavailability of our product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

Our two lead programs are MORF-057 and MORF-720. We intend to submit IND applications for MORF-057 and MORF‑720 by the middle of 2020 and the end of 2020, respectively. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

▪

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Our MORF-057 program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies. Further, Roche Holding AG has an α4β7  / αEβ7  monoclonal antibody in Phase 3 development for IBD and Protagonist has a Phase 2 gut-restricted α4β7 program in Phase 2 development for ulcerative colitis.

MORF‑720, under development for the treatment of idiopathic pulmonary fibrosis (“IPF”), if approved, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, and Bristol-Myers Squibb Company, in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc., and Indalo Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third‑party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third‑party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Under our collaboration agreements with AbbVie and Janssen, our collaborators will assume responsibility for the manufacturing according to the terms of those agreements for licensed products. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 outbreak, we may be unable to secure the supply of product candidates required for our preclinical studies.

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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or medical pandemics such as the COVID-19 outbreak. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

For example, the United Kingdom formally left the European Union on January 31, 2020, often referred to as Brexit, which has caused uncertainty in the current regulatory framework in Europe. Brexit has resulted in the European Medicines Agency, or the EMA, moving from the United Kingdom to the Netherlands. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Although the government of the United Kingdom has stated its intent to comply with legislation regarding the authorization of medical products as it leaves the European Union, the EMA and the United Kingdom are drawing up contingency plans should a “no deal” exit occur.  A “no deal” exit would lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization. There would also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients (“API”) and finished product. Such a disruption would create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. When the United Kingdom leaves the European Union, it will no longer automatically comply with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe.

We, or our third‑party contract research organizations, face risks related to health epidemics and other outbreaks, including the COVID-19 outbreak which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the COVID-19 outbreak or other epidemics or pandemics.  We currently rely, and may continue to rely, on third-party contract research organizations in China to manufacture raw materials, samples, components, or other materials and reports. Several of our contract research organizations are located throughout China, including in Wuhan. Consequently, supply of research materials and early research activities are susceptible to factors adversely affecting one or more of these locations. We have and may continue to also experience impacts to certain of our suppliers as a result of the COVID-19 outbreak or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has and may continue to experience disruptions, such as temporary closure of the offices of our suppliers and suspension of services, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.

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

As of March 31, 2020, we had approximately 80 full‑time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Praveen P. Tipirneni, M.D., our chief executive officer, Marc Schegerin, M.D, our chief financial officer, chief operating officer and treasurer, Robert E. Farrell, Jr. CPA, our senior vice president of finance and operations and assistant treasurer, Peter G. Linde, M.D. our chief medical officer, Bruce N. Rogers, Ph.D., our chief scientific officer, Alexey A. Lugovskoy, Ph.D., our chief development officer, and Timothy A. Springer, Ph.D., our founder and advisor. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors, including due to illness resulting from COVID-19, could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, in particular, personnel involved with crystallization of integrins, because of the highly technical nature of our product candidates and technologies related to our MInT Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third‑party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from cyber incidents such as third parties getting access to employee accounts using stolen or inferred credentials, computer viruses, phishing attacks, spamming, malware, cyber‑attacks or cyber‑intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, and attempts to gain unauthorized access to computer systems and networks. Our internal information technology systems and infrastructure is also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 situation, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

The risk of a security breach or disruption or data loss, particularly through cyber‑attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber‑attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could materially adversely affect our business, results of operations, financial condition and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber‑attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be affected adversely.

Our research and development uses hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in Waltham, Massachusetts that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of Middlesex County, Massachusetts. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood‑borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a heavy snowstorm or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in Waltham, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third‑party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Extreme weather conditions or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third‑party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third‑party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $3.9 million and $5.6 million, respectively, which begin to expire in 2037. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $1.0 million and $0.1 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2018 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three‑year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses (“NOLs”), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back.

Under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020.

Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act.

Risks Related to Intellectual Property

If we are not able to obtain, maintain, and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in‑licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2020, we solely owned published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates).  In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation (the “CMCC Agreement”) to one U.S. patent and a related pending U.S. patent application relating to the modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first inventor to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we may experience delays in of the enrollment of patients in our future clinical trials, if any. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower‑cost biosimilars by creating a licensure framework for follow on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual non-deductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point‑of‑sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The current U.S. presidential administration and U.S. Congress have sought, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short‑term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost‑sharing reductions previously available to lower‑income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act, among other things, includes a provision that repealed, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the current U.S. presidential administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA‑mandated fees, including the so‑called “Cadillac” tax on certain high cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point‑of‑sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the current U.S. presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. There is still uncertainty with respect to the impact the current U.S. presidential administration and Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law.

Additionally, the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in 2020 may result in future spending reductions and cuts to federal programs.

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

▪

state privacy laws and regulations, such as those of California and Massachusetts, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);

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

In some countries, particularly member states of the European Union, or EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low‑priced and high‑priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost‑effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third‑party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. In addition, as a result of Brexit, there will be a transition period until a comprehensive trade agreement between the United Kingdom and EU is negotiated by year-end 2020. It is not yet certain, if the EU regulatory framework for medicinal products will continue to govern the relevant law in the United Kingdom during this transition. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

European data collection is governed by restrictive regulations governing the use, processing, and cross‑border transfer of personal information.

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018, the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom enacted the Data Protection Act 2018 to directly enforce the GDPR. The government of the United Kingdom has also stated that when the United Kingdom leaves the EU it will still abide with the provisions of the GDPR. However, in the event of a “no deal” Brexit, it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with EU privacy legislation and whether the data will be incorporated by the EMA in the assessment of the ongoing benefit-risk profile and hence continued support of EU marketing authorizations.

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

▪	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
▪	additions and departures of key personnel;
▪	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;
▪	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪	regulatory developments affecting our product candidates or those of our competitors; and
▪	changes in general market and economic conditions, including due to global pandemics such as COVID-19.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

▪	results of preclinical studies and future clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
▪	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
▪	the success of competitive products or technologies;
▪	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
▪	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
▪	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
▪	the success of our efforts to acquire or in‑license additional technologies, products or product candidates;
▪	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
▪	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
▪	our ability or inability to raise additional capital and the terms on which we raise it;
▪	the recruitment or departure of key personnel;
▪	changes in the structure of healthcare payment systems;
▪	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
▪	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	announcement and expectation of additional financing efforts;
▪	speculation in the press or investment community;

▪	share price and fluctuations of trading volume of our common stock, which may affect our trading liquidity and public float;
▪	sales of our common stock by us, insiders or our stockholders;
▪	the concentrated ownership of our common stock;
▪	changes in accounting principles;
▪	actions instituted by activist shareholders or others;
▪	terrorist acts, acts of war or periods of widespread civil unrest;
▪	natural disasters and other calamities, including global pandemics, such as COVID-19; and
▪	general economic, industry and market conditions.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. Additionally, market volatility arising from the COVID-19 pandemic may lead to increased shareholder activism if we experience a market valuation that they believe are not reflective of our stock’s intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 89% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or the Sarbanes‑Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report.

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

Our restated certificate of incorporation and our restated bylaws, as amended, contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

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

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Bylaws of Morphic Holding, Inc, as amended.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

MORPHIC HOLDING, INC.

May 6, 2020	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ Marc Schegerin
May 6, 2020		Marc Schegerin
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

May 6, 2020	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Senior Vice President Finance and Operations and Assistant Treasurer (Principal Accounting Officer)