Form 10-Q
period 2020-06-30
Morphic Holding, Inc.
filed 2020-08-10
CIK 1679363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38940

MORPHIC HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	47-3878772 (I.R.S. Employer Identification No.)
35 Gatehouse Drive, A2 Waltham, MA (Address of Principal Executive Offices)	02451 (Zip Code)

Registrant’s telephone number, including area code: (781) 996-0955

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MORF	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ◻ No ⌧

The number of shares outstanding of the registrant’s Common Stock as of August 6, 2020 was 30,658,006.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$133,121	$101,559
Marketable securities	69,417	135,457
Accounts receivable	3,531	3,467
Prepaid expenses and other current assets	2,541	3,090
Total current assets	208,610	243,573

Property and equipment, net	3,024	3,446
Restricted cash	275	275
Other assets	90	141
Total assets	$211,999	$247,435
Liabilities
Current liabilities:
Accounts payable	$3,878	$5,167
Accrued expenses	8,289	6,639
Deferred revenue, current portion	32,996	23,450
Deferred rent, current portion	121	94
Total current liabilities	45,284	35,350

Long-term liabilities:
Deferred revenue, net of current portion	51,652	70,954
Deferred rent, net of current portion	146	213
Total liabilities	97,082	106,517

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 30,421,775 shares issued and outstanding as of June 30, 2020 and 30,110,251 shares issued and outstanding as of December 31, 2019	3	3
Additional paid‑in capital	244,807	238,384
Accumulated deficit	(130,117)	(97,513)
Accumulated other comprehensive income	224	44
Total stockholders’ equity	114,917	140,918
Total liabilities and stockholders’ equity	$211,999	$247,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Collaboration revenue	$7,693	$5,567	$13,287	$11,635
Operating expenses:
Research and development	19,918	13,907	38,878	24,278
General and administrative	4,195	2,077	8,618	3,908
Total operating expenses	24,113	15,984	47,496	28,186
Loss from operations	(16,420)	(10,417)	(34,209)	(16,551)
Other income:
Interest income, net	407	1,119	1,293	2,182
Total other income, net	407	1,119	1,293	2,182
Loss before benefit from (provision for) income taxes	(16,013)	(9,298)	(32,916)	(14,369)
Benefit from (provision for) income taxes	155	(135)	312	(264)
Net loss	$(15,858)	$(9,433)	$(32,604)	$(14,633)
Net loss per share, basic and diluted	$(0.52)	$(4.73)	$(1.08)	$(7.54)

Weighted average common shares outstanding, basic and diluted	30,360,851	1,992,410	30,274,713	1,940,923

Comprehensive loss:
Net loss	$(15,858)	$(9,433)	$(32,604)	$(14,633)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities	(391)	16	180	41
Total other comprehensive income (loss)	(391)	16	180	41
Comprehensive loss	$(16,249)	$(9,417)	$(32,424)	$(14,592)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(In thousands, except share data)

	Series Seed		Series A		Series B		Common		Additional		Accumulated	Total
	Preferred Shares		Preferred Shares		Preferred Shares		Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Deficit
Balance at December 31, 2018	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,832,923	—	$1,633	$(54,185)	$—	$(52,552)
Equity-based compensation expense	—	—	—	—	—	—	—	—	499	—	—	499
Vesting of restricted shares	—	—	—	—	—	—	99,911	—	—	—	—	—
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Net Loss	—	—	—	—	—	—	—	—	—	(5,200)	—	(5,200)
Balance at March 31, 2019	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,932,834	—	$2,132	$(59,385)	$25	$(57,228)
Equity-based compensation expense	—	—	—	—	—	—	—	—	667	—	—	667
Vesting of restricted shares	—	—	—	—	—	—	112,165	—	—	—	—	—
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	16	16
Net Loss	—	—	—	—	—	—	—	—	—	(9,433)	—	(9,433)
Balance at June 30, 2019	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	2,044,999	—	$2,799	$(68,818)	$41	$(65,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

(In thousands, except share data)

	Common		Additional		Accumulated	Total
	Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity‑based compensation expense	-	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercises	35,822	—	167	—	—	167
Issuance of common stock under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	-	—	—	—	571	571
Net loss	-	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	241,776	$(114,259)	$615	$128,135
Equity‑based compensation expense	-	—	2,489	—	—	2,489
Vesting of restricted shares	57,490	—	—	—	—	—
Issuance of common shares upon stock option exercises	80,560	—	542	—	—	542
Unrealized holding gains on marketable securities	-	—	—	—	(391)	(391)
Net loss	-	—	—	(15,858)	—	(15,858)
Balance at June 30, 2020	30,421,775	$3	$244,807	$(130,117)	$224	$114,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,604)	$(14,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569	365
Premium amortization and discount accretion on marketable securities	308	(1,232)
Equity‑based compensation	5,033	1,166
Change in operating assets and liabilities:
Accounts receivable	(64)	(945)
Prepaid expenses and other current assets	916	(214)
Other assets	51	(14)
Accounts payable	(1,051)	1,161
Accrued expenses	1,335	874
Deferred revenue	(9,756)	(364)
Deferred rent	(40)	(24)
Other long-term liabilities	—	(20)
Net cash used in operating activities	(35,303)	(13,880)
Cash flows from investing activities:
Purchases of marketable securities	(9,088)	(169,933)
Proceeds from maturities of marketable securities	75,000	45,000
Purchase of property and equipment	(385)	(1,056)
Net cash provided by (used in) investing activities	65,527	(125,989)
Cash flows from financing activities:
Deferred issuance costs	(52)	(1,833)
Proceeds from issuance of Common Stock pursuant to stock option exercises	709	—
Proceeds from issuance of Common Stock under Employee Stock Purchase Plan	681	—
Net cash provided by (used in) financing activities	1,338	(1,833)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,562	(141,702)
Cash and cash equivalents and restricted cash, beginning of period	101,834	186,176
Cash and cash equivalents and restricted cash, end of period	$133,396	$44,474

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$31	$—
Non-cash financing activities:
Deferred issuance costs included in accrued expenses and prepaid expenses and other current assets	$315	$1,104
Supplemental cash flow information:
Cash paid for taxes	$480	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging its unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity, and the pharmaceutical properties required for oral administration.

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

On July 1, 2019, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $103.5 million. The Company raised approximately $93.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock; the warrants to purchase 6,825 convertible preferred shares automatically converted into warrants to purchase 6,825 common shares. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. The completion of the IPO, as described above, impacts the comparability of certain amounts to the corresponding prior year period, including earnings per share.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries described above. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2020 and 2019.

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

Use of Estimates and Summary of Significant Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, the valuation of equity-based compensation, and income taxes. Actual results could differ from those estimates.

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K, except as described below.

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

Recently Issued Accounting Pronouncements not yet Adopted

As an “emerging growth company,” (“EGC”), under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company has made an election under Section 107 of the JOBS Act to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, the Company follows requirements applicable to the private companies for adopting new and updated accounting standards.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies as follows:

●	January 1, 2023 as the effective date for adoption of the Topic 326 for annual and interim reporting periods;
●	January 1, 2021 and January 1, 2022 as the effective dates for adoption of the Topic 815 amendments for annual and interim periods, respectively; and

●	January 1, 2021 and January 1, 2022 as the effective dates for adoption of the Topic 842 for annual and interim periods, respectively.

In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which partially superseded the guidance of the ASU 2019-10 described above, and deferred the effective date for adoption of ASC 606 and ASC 842 for certain entities that had not previously adopted these standards. The Company had adopted ASC 606 in a prior period. Under provisions of ASU 2020-05, ASC 842 is effective for the Company for the fiscal years beginning after December 15, 2021, and interim periods within those fiscal years beginning after December 15, 2022.

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

The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is in the process of assessing the impact of the standard and while not complete, it expects that it will record a material asset and liability related to its current operating lease; however, the full impact of adoption to the Company’s financial statements is yet to be determined. Based on the issuance of ASU 2020-05, described above, this standard is effective for the Company for the annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.

3. Fair Value of Financial Assets and Liabilities

The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

●	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

●	Level 3 — Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$132,874	$132,874	$—	$—
U.S. Treasury obligations	69,417	—	69,417	—
Total assets	$202,291	$132,874	$69,417	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$91,332	$91,332	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,995	—	9,995	—
U.S. Treasury obligations	135,457	—	135,457	—
Total assets	$236,784	$91,332	$145,452	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of June 30, 2020 and December 31, 2019. Marketable securities included in the table above consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on recurring basis at June 30, 2020 or December 31, 2019.

The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

4. Marketable securities

The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

As of June 30, 2020
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$69,167	$250	$—	$69,417

As of December 31, 2019
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$135,389	$70	$(2)	$135,457

As of June 30, 2020, the Company held no marketable securities in an unrealized loss position. As of December 31, 2019, the aggregate fair value of three securities in an unrealized loss position was $30.2 million and the aggregate unrealized losses were $2,000.   Th

e value.

5. Cash, Cash Equivalents, and Restricted Cash

Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018

Cash and cash equivalents	$133,121	$101,559	$44,199	$185,901
Restricted cash	275	275	275	275
Total cash, cash equivalents, and restricted cash	$133,396	$101,834	$44,474	$186,176

6. Accrued Expenses

At June 30, 2020 and December 31, 2019 accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related expenses	2,946	3,159
Research and development activities	4,522	2,465
Other expenses	821	1,015
	$8,289	$6,639

7. Equity Based Compensation

In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the

Company. On January 1, 2020, the number of shares of common stock available for issuance under the 2019 Plan increased by 1,204,410 shares as a result of the automatic increase provision of the 2019 Plan. As of June 30, 2020, there were a total of 1,378,772 shares available for future award grants under the 2019 Plan.

The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock option	$2,190	$439	$4,061	$751
Restricted stock	192	228	755	415
ESPP	107	—	217	—
Total	$2,489	$667	$5,033	$1,166

The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$1,352	$403	$3,143	$684
General and administrative expense	1,137	264	1,890	482
Total	$2,489	$667	$5,033	$1,166

Restricted Common Stock

The following table summarizes the restricted stock awards activity during the six months ended June 30, 2020:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Unvested restricted common stock as of December 31, 2019	379,770	$4.32
Granted	—	—
Vested	(141,737)	4.32
Forfeited	(13,802)	4.32
Unvested restricted common stock as of June 30, 2020	224,231	$4.32

As of June 30, 2020, the Company had unrecognized equity-based compensation expense of $608,000 related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Units

During the six months ended June 30, 2020, the Company granted restricted common stock units. The following table summarizes the restricted stock units activity during the six months ended June 30, 2020:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Unvested restricted common stock units as of December 31, 2019	—	$—
Granted	66,216	10.84
Vested	—	—
Forfeited	—	—
Unvested restricted common stock units as of June 30, 2020	66,216	$10.84

As of June 30, 2020, the Company had unrecognized equity-based compensation expense of $649,000 related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.93 years.

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,987,403	$8.67	9.22	$26,254
Granted	1,955,685	15.39	—	—
Exercised	(116,382)	6.07	—	—
Forfeited	(132,382)	8.44	—	—
Outstanding as of June 30, 2020	4,694,324	$11.54	9.13	$72,798
Options vested and expected to vest as of June 30, 2020	4,694,324	$11.54	9.13	$72,798
Options exercisable as of June 30, 2020	841,581	$6.84	8.66	$17,012

As of June 30, 2020, the Company had unrecognized equity-based compensation expense of $30.6 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.99 years.

The weighted average grant-date fair value per share of stock options granted to employees and non-employees for stock option awards with service-based vesting conditions during the six months ended June 30, 2020 was $10.50 per share.

The following table summarizes assumptions used in determining the fair value of the options granted during the six months ended June 30, 2020:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Risk‑free interest rate	0.46%	2.08%
Expected dividend yield	-	-
Expected term (in years)	6.00	5.99
Expected Volatility	80.85%	75.48%

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

During the six months ended June 30, 2020, the Company granted awards with a weighted average grant date fair value of $6.37.

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. Based on the forecasted net operating loss for fiscal year 2020 and the carryback allowance under the CARES Act, the Company anticipates a full recovery of the federal income tax paid for the year ended December 31, 2019. Accordingly, the Company recognized an income tax benefit of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company recognized an income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

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

Through June 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

During the three and six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments previously disclosed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company recorded approximately $260,000 and $230,000 in rent expense for three months ended June 30, 2020 and 2019, respectively, and $517,000 and $447,000 for the six months ended June 30, 2020 and 2019, respectively.

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

AbbVie Agreement

During the three months ended June 30, 2020, the Company continued to perform under its agreement with AbbVie, pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company will recognize the $100 million up-front payment as research and development services are performed, which is expected to be completed through 2024.

During the three months ended June 30, 2020, the Company incurred $3.2 million in research and development costs and recognized revenue of $5.3 million. Based on successful completion of preclinical studies related to MORF-720 during the three months ended June 30, 2020, the Company revised its estimates to satisfy its performance obligations, and as a result the Company recognized additional revenue of $2.4 million during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company incurred $7.7 million in research and development costs and recognized revenue of $8.7 million. As of June 30, 2020, the Company had $77.2 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of June 30, 2020.

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

Janssen Agreement

During the three months ended June 30, 2020, the Company continued to perform under its agreement with Janssen, pursuant to which the Company recognizes revenue in proportion to the costs incurred to date. The Company expects to provide research services and recognize revenue through 2024. During the three months ended June 30, 2020, the Company incurred $1.8 million in research and development costs and recognized revenue of $2.4 million related to research services. During the six months ended June 30, 2020, the Company incurred $3.5 million in research and development costs and recognized revenue of $4.6 million related to research services. The Company had $3.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, $7.5 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of June 30, 2020.

11. Net Loss per Unit and Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(15,858)	$(9,433)	$(32,604)	$(14,633)
Weighted average common shares outstanding, basic and diluted	30,360,851	1,992,410	30,274,713	1,940,923
Net loss per share, basic and diluted	$(0.52)	$(4.73)	$(1.08)	$(7.54)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	—	21,010,407	—	21,010,407
Restricted common stock	224,231	540,977	224,231	540,977
Restricted stock units	66,216	—	66,216	—
Stock options	4,694,324	2,345,606	4,694,324	2,345,606
	4,984,771	23,896,990	4,984,771	23,896,990

In addition to the securities listed in the table above, as of June 30, 2020 the Company had reserved 548,000 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share.

12. Subsequent Events

On July 1, 2020, the Company entered into an Open Market Sale Agreement, or the Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0 percent (3.0%) of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. As of June 30, 2020, the Company incurred approximately $0.4 million related to legal, accounting and other fees in connection with the Agreement. The Company has not issued or sold any securities under the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small-molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small-molecule integrin therapies have been approved by the FDA. Despite significant unsuccessful efforts, we believe tremendous untapped potential remains for us to develop oral integrin therapies. We created the Morphic integrin technology platform, or MInT Platform, by leveraging our unique understanding of integrin structure and biology to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our preclinical pipeline, including our wholly-owned program MORF-057, a α4β7 specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We are also developing MORF-720, our selective oral αvβ6-specific integrin inhibitor affecting fibrosis, toward an Investigational New Drug application, or IND. We submitted the IND for MORF-057, and the FDA activated the IND on August 8, 2020. We expect to initiate a phase 1 clinical trial by the end of the third quarter of 2020. We are positioned to submit the IND for MORF-720 by the end of 2020. As part of our collaboration with AbbVie, they have an option to license our αvβ6 specific integrin inhibitor program for future development and commercialization, and if they exercise this option, they will control development of MORF-720 and a backup molecule. We anticipate AbbVie will make a decision regarding the exercise of the option for MORF-720 in the second half of 2020. If AbbVie exercises its option, we are due a one-time payment of $20.0 million, as well as additional payments upon the achievement of certain milestones and royalties in accordance with the AbbVie agreement. Beyond our current targets, we are using our MInT Platform to create a broad pipeline of programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities have been limited to the following: in October 2018, pursuant to our collaboration and option agreement with AbbVie, or the AbbVie Agreement, we received an upfront payment of $100.0 million for research and development activities, and provided to AbbVie exclusive license options on product candidates directed at multiple targets; in March 2019, pursuant to the Janssen Agreement, we received an upfront payment of $10.0 million and provided Janssen with exclusive license options on product candidates directed at multiple targets; in addition, Janssen will reimburse us for research services at market rates. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2020, in addition to the foregoing sources of revenue, we have funded our operations primarily through the sale and issuance of our convertible preferred equity securities, borrowings under a loan and security agreement, or the credit facility, with Silicon Valley Bank, or SVB, and our IPO. From inception through June 30, 2020 we raised an aggregate of approximately $242.6 million of gross proceeds through the issuance of equity and debt.

Since inception, we have incurred significant operating losses. As of June 30, 2020, we had an accumulated deficit of $130.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as additional collaboration agreements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations, and financial condition.

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $202.5 million. We believe that our existing cash and cash equivalents, marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2022.

Impact of the COVID-19 Pandemic

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our collaborators, our contract research organizations (“CROs”), suppliers or third-party business partners conduct business. Although we currently have not experienced much impact on our business, including our development timelines, if there are renewed closures of business in China, or other impacted areas, or if clinical locations are not able to open at the time we intend to begin clinical trials, we may experience constrained supply of our product candidates or delays in our preclinical studies or planned clinical trials that could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Collaboration Revenue — AbbVie

In October 2018, we entered into a collaboration with AbbVie, an investor holding in aggregate approximately 3.3% of our common stock as of June 30, 2020, designed to advance a number of our oral integrin therapeutics for fibrosis-related indications. Under the terms of the AbbVie Agreement, AbbVie paid us an upfront payment of $100 million for research and development activities, and we provided to AbbVie exclusive license options on product candidates directed at multiple targets.

For each compound, we will conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a target-by-target basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. We are also eligible for clinical and commercial milestone payments and tiered royalties from high single digit to low teens on worldwide net sales for each licensed product. In addition, for certain compounds for which we have completed IND-enabling studies and which meet certain advancement criteria for a liver indication, we have the option to commit to share development costs in exchange for an increased fixed royalty rate. We may exercise this option following completion of the first Phase 2b clinical trial for the relevant product.

Collaboration Revenue — Janssen

In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, will pay us an additional $5.0 million fee upon commencement of the third research program, and will fund research activities. Pursuant to the terms of the agreement, we are also eligible to receive additional milestone and royalty payments.

Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:

◾	employee-related expenses, including salaries, benefits, and equity-based compensation expense for our research and development personnel;

◾	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
◾	costs of manufacturing clinical supply related to any of our current or future product candidates;
◾	costs of conducting preclinical studies of any of our current or future product candidates;
◾	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;
◾	costs of purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
◾	costs related to compliance with clinical regulatory requirements;
◾	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
◾	fees for maintaining licenses and other amounts due under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical studies or other services performed. Significant judgment and estimates are made in determining the accrued expense balances at the end of any reporting period. Non-refundable advance payments for research and development goods or services to be received in the future from third parties are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete our future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

◾	the scope, rate of progress, and expenses of our ongoing research activities as well as any additional preclinical studies and clinical trials and other research and development activities;
◾	establishing an appropriate safety profile;
◾	successful enrollment in and completion of clinical trials;
◾	whether our product candidates show safety and efficacy in our clinical trials;
◾	receipt of marketing approvals from applicable regulatory authorities, if any;
◾	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
◾	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
◾	commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
◾	continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we continue the development of our product candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and equity-based compensation expenses for personnel in executive, finance, accounting, business development, legal, and human resources functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and listing standards applicable to companies listed on Nasdaq, director and officer compensation and insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents and marketable securities.

Benefit from (Provision for) Income Tax Expense for Interim Periods

Benefit from or provision for income tax expense recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre-tax income.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$7,693	$5,567	$2,126	38%
Operating expenses:
Research and development	19,918	13,907	6,011	43%
General and administrative	4,195	2,077	2,118	102%
Total operating expenses	24,113	15,984	8,129	51%
Loss from operations	(16,420)	(10,417)	(6,003)	58%
Other income:
Interest income, net	407	1,119	(712)	(64)%
Total other income, net	407	1,119	(712)	(64)%
Loss before benefit from (provision for) income taxes	$(16,013)	$(9,298)	$(6,715)	72%
Benefit from (provision for) income taxes	155	(135)	290	*
Net loss	$(15,858)	$(9,433)	$(6,425)	68%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased by $2.1 million, or 38%, from $5.6 million for the three months ended June 30, 2019 to $7.7 million for the three months ended June 30, 2020. The increase in total collaboration revenue during the three months ended June 30, 2020 as compared to three months ended June 30, 2019 is attributable to the increase of $0.9 million in AbbVie collaboration revenue and an increase of $1.2 million in revenue from our collaboration with Janssen. The increase in revenue under our collaboration with AbbVie was attributable to the successful completion of preclinical studies during the three months ended June 30, 2020, which resulted in the revision of our estimates to satisfy our performance obligations. In addition, the extent of research activities performed under our collaboration with Janssen increased, which resulted in additional revenue recognized for the three months ended June 30, 2020. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.

Research and Development Expenses

Research and development expense increased by $6.0 million, or 43% from $13.9 million for the three months ended June 30, 2019 to $19.9 million for the three months ended June 30, 2020. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
MORF-720	$1,195	$4,022	$(2,827)	-70%
Other AbbVie Agreement programs	1,012	1,588	(576)	-36%
MORF-057	7,712	3,382	4,330	128%
Janssen Agreement programs	853	267	586	219%
Other early development candidates and unallocated costs	2,104	876	1,228	140%
Total external costs	12,876	10,135	2,741	27%
Internal costs:
Employee compensation and benefits	6,107	3,326	2,781	84%
Facility and other	935	446	489	110%
Total internal costs	7,042	3,772	3,270	87%
Total research and development expense	$19,918	$13,907	$6,011	43%

*    Percentage not meaningful

The increase in research and development expense was primarily attributable to the following:

●	The $2.7 million increase in external costs from the three months ended June 30, 2019 to the same period in the current year primarily related to increased research and preclinical development and manufacturing costs associated with our product candidate MORF-057, targeting α4β7, and other external research costs associated with our early development candidates, offset by a decrease of $2.8 million in costs related to MORF-720 targeting αvβ6.

◾	The $3.3 million increase in internal costs from the three months ended June 30, 2019 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $2.1 million, or 102%, from $2.1 million for the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020. The increase in general and administrative expense was attributable to an increase of $1.5 million in employee cash and non-cash compensation and benefits, an increase of $0.2 million in professional services and consulting fees, and a $0.4 million increase in insurance costs. The increase in these general and administrative expenses was primarily due to operating as a public company during the current year.

Interest Income, Net

Interest income decreased by $0.7 million from $1.1 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020. The decrease in interest income, net was attributable to a decrease in investments held during the three months ended June 30, 2020 as compared to the same period last year, as well as a decrease in yields on marketable securities during the three months ended June 30, 2020.

Benefit from (Provision for) Income Tax

On March 27, 2020, the President signed into law the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the forecasted net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.2 million for the three months ended June 30, 2020. The income tax expense of $0.1 million recognized for the three months ended June 30, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$13,287	$11,635	$1,652	14%
Operating expenses:
Research and development	38,878	24,278	14,600	60%
General and administrative	8,618	3,908	4,710	121%
Total operating expenses	47,496	28,186	19,310	69%
Loss from operations	(34,209)	(16,551)	(17,658)	107%
Other income:
Interest income, net	1,293	2,182	(889)	(41)%
Total other income, net	1,293	2,182	(889)	(41)%
Loss before benefit from (provision for) income taxes	$(32,916)	$(14,369)	$(18,547)	129%
Benefit from (provision for) income taxes	312	(264)	576	*
Net loss	$(32,604)	$(14,633)	$(17,971)	123%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased by $1.7 million, or 14%, from $11.6 million for the six months ended June 30, 2019 to $13.3 million for the six months ended June 30, 2020. The decrease in AbbVie collaboration revenue was primarily due to lower external expenses incurred on MORF-720 during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The lower AbbVie collaboration revenue was offset by an increase in revenue from our collaboration with Janssen, which was executed in February 2019.

Research and Development Expenses

Research and development expense increased by $14.6 million. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
MORF-720	$3,451	$7,086	$(3,635)	-51%
Other AbbVie Agreement programs	2,114	2,722	(608)	-22%
MORF-057	12,994	5,549	7,445	134%
Janssen Agreement programs	1,493	426	1,067	250%
Other early development candidates and unallocated costs	4,074	1,565	2,509	160%
Total external costs	24,126	17,348	6,778	39%
Internal costs:
Employee compensation and benefits	13,294	6,103	7,191	118%
Facility and other	1,458	827	631	76%
Total internal costs	14,752	6,930	7,822	113%
Total research and development expense	$38,878	$24,278	$14,600	60%

*    Percentage not meaningful

The increase in research and development expense was primarily attributable to the following:

◾	The $6.8 million increase in external costs from the six months ended June 30, 2019 to the same period in the current year primarily related to increased research and preclinical development and manufacturing costs associated with product candidate MORF-057, targeting α4β7, and other external research costs associated with our other early development candidates, offset by a decrease of $3.6 million in costs related to MORF-720 targeting αvβ6.
◾	The $7.8 million increase in internal costs from the six months ended June 30, 2019 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $4.7 million, or 121%, from $3.9 million for the six months ended June 30, 2019 to $8.6 million for the six months ended June 30, 2020.

The increase in general and administrative expense was primarily attributable to an increase of $2.8 million in employee cash and non-cash compensation and benefits, an increase of $0.6 million in professional services and consulting fees, and a $0.8 million increase in insurance costs. The increase in these general and administrative expenses was primarily due to operating as a public company during the current fiscal year.

Interest Income, Net

Interest income decreased by $0.9 million from $2.2 million for six months ended June 30, 2019 to $1.3 million for the three months ended June 30, 2020. The decrease in interest income, net was attributable to a decrease in investments held during the three months ended June 30, 2020 as compared to the same period last year, as well as a decrease in yields on marketable securities during the three months ended June 30, 2020.

Benefit from (Provision for) Income Tax

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the forecasted net operating loss generated during fiscal year 2020 permitted under the CARES Act. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.3 million for the six months ended June 30, 2020. The income tax expense of $0.3 million recognized for the three six ended June 30, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2020, we have funded our operations with net proceeds of $93.3 million from sale of common stock in our IPO, the gross proceeds of $138.1 million from sales of our convertible preferred equity securities and borrowings of $1.0 million under our credit facility with SVB, $100.0 million we received as an up-front, non-refundable payment from our collaboration with AbbVie, $10.0 million we received as an up-front, non-refundable payment from the Janssen Agreement, as well as on-going research funding from the Janssen Agreement.

The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(in thousands)
Cash and cash equivalents	$247	$10,227
Money market funds (included in cash equivalents)	132,874	91,332
Marketable securities	69,417	135,457
Total cash, cash equivalents, and marketable securities	$202,538	$237,016

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(35,303)	$(13,880)
Net cash provided by (used in) investing activities	65,527	(125,989)
Net cash provided by (used in) financing activities	1,338	(1,833)
Net increase (decrease) in cash and cash equivalents and restricted cash	$31,562	$(141,702)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $35.3 million for the six months ended June 30, 2020 compared to $13.9 million in cash used in operating activities for the six months ended June 30, 2019. The increase in cash used in operating activities was driven by an increase in net loss of $18.0 million, partially offset by an increase in non-cash items including stock-based compensation expense, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Additionally, operating cash flows during the six months ended June 30, 2019 included an upfront payment of $10.0 million from Janssen.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $65.5 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $126.0 million for six months ended June 30, 2019. The cash provided by investing activities in the current year is due to maturities of marketable securities which have been reinvested in money market funds. During the six months ended June 30, 2019, we purchased marketable securities to invest the upfront payments received from AbbVie and Janssen in the fourth quarter of 2018 and the first quarter of 2019, respectively.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $1.3 million for the six months ended June 30, 2020 resulted from the receipt of proceeds from issuance of common shares under ESPP and proceeds received upon stock option exercises. During the six months ended June 30, 2019, the Company paid $1.8 million for costs incurred in connection with its IPO completed on July 1, 2019.

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

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

◾	the costs of conducting preclinical studies and future clinical trials;
◾	the costs of future manufacturing;
◾	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
◾	the costs, timing, and outcome of regulatory review of our product candidates;
◾	our ability to establish and maintain collaborations on favorable terms, if at all;
◾	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
◾	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

◾	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
◾	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
◾	our headcount growth and associated costs as we expand our business operations and research and development activities;
◾	the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic; and
◾	the cost of operating as a public company.

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

During the quarter ended June 30, 2020, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

As of June 30, 2020, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As an EGC, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

●	we will avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
●	we will provide reduced disclosure about our executive compensation arrangements; and
●	we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the completion of our IPO), (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems worldwide. The effects of COVID-19 may also slow potential enrollment of planned clinical trials, reduce the number of eligible patients for our planned clinical trials, create difficulties in recruiting clinical site investigators and staff, divert healthcare resources away from the conduct of clinical trials, delay receiving approval from local authorities to initiate our planned clinical trials, delay necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, interrupt key clinical trial activities (like site monitoring) due to travel limitations imposed by authorities, and create difficulties in data collection and analysis, among other things. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our preclinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Any delays to our planned timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

In response to the COVID-19 pandemic, we limited our office to only those employees completing laboratory-based tasks essential to the development efforts, and are starting to allow other employees to work outside of our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing.

“Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, and increased sanitation standards. We have also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

In the event of a shelter-in-place order or other mandated local travel restrictions, particularly if there are additional reclosures in China, our third-party parties conducting preclinical, clinical, research or manufacturing activities, including our collaborators, may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, as to the extent the pandemic is ongoing and there are outbreaks in the laboratory space or office space, we may be subject to risk of liability should any employee allege we failed to adequately mitigate the risk of exposure to COVID-19.

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

We have identified lead product candidates for our α4β7 (MORF-057) and αvβ6 (MORF-720) programs, which are still in the preclinical testing stage. We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For three and six months ended June 30, 2020, we reported a net loss of $15.9 million and $32.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $130.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

◾	conduct additional preclinical testing for MORF-720 to enable an IND submission, or develop a backup molecule;
◾	conduct clinical trials for our lead product candidates, MORF-057 and MORF-720, and any future product candidates;
◾	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
◾	manufacture, or have manufactured, preclinical, clinical and commercial supplies of our product candidates;
◾	seek regulatory approvals for our product candidates or any future product candidates;
◾	commercialize our current product candidates or any future product candidates, if approved;
◾	attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
◾	hire additional clinical, scientific and management personnel;
◾	add operational, financial and management information systems and personnel;
◾	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;
◾	experience any delays in our preclinical studies and regulatory approval for our product candidates due to the impacts of COVID-19; and
◾	incur additional costs associated with operating as a public company.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidates, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to incur increased costs associated with operating as a public company. The current COVID-19 pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our product candidates from our lead programs, α4β7 and αvβ6. Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2020, we had $202.5 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our current product candidates from our lead programs, α4β7 and αvβ6, and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

◾	the timing, cost and progress of preclinical and clinical development activities;
◾	the number and scope of preclinical and clinical programs we decide to pursue;
◾	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;
◾	the timing and amount of milestone and other payments we may receive or make under our collaboration agreements;
◾	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
◾	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
◾	the costs of manufacturing our product candidates by third parties;
◾	the cost of regulatory submissions and timing of regulatory approvals;
◾	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs;
◾	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates; and
◾	our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and in no event before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, including pursuant to our currently effective registration statement on Form S-3, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders.

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

We have no products on the market and all of our product candidates are in early stages of development. We submitted the IND for MORF-057, and the FDA activated the IND on August 8, 2020. We expect to initiate a phase 1 clinical trial by the end of the third quarter of 2020. We are positioned to submit the IND for MORF-720 by the end of 2020. As part of our collaboration with AbbVie, they have an option to license our αvβ6 specific integrin inhibitor program for future development and commercialization, and if they exercise this option, they will control clinical development of MORF-720, and a backup molecule. We anticipate AbbVie will make a decision regarding the exercise of the option for MORF-720 in the second half of 2020. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

◾	preclinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;
◾	preclinical studies conducted outside of the United States may be affected by tariffs or import/export restrictions imposed by the United States or other governments;
◾	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
◾	product-related side effects experienced by patients in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
◾	our third-party manufacturers’ inability to successfully manufacture our products;
◾	inability of any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials or commercial sales;
◾	delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

◾	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
◾	delays in enrolling patients in our clinical trials;
◾	high drop-out rates of our clinical trial patients;
◾	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
◾	inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;
◾	greater than anticipated costs of our clinical trials;
◾	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that no longer make a product candidate economically feasible;
◾	harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;
◾	failure to demonstrate a benefit-risk profile acceptable to the FDA or other regulatory agencies;
◾	unfavorable FDA or other regulatory agency inspection and review of one or more clinical trial sites or manufacturing facilities used in the testing and manufacture of any of our product candidates;
◾	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
◾	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular or as a result of the impacts of COVID-19; or
◾	varying interpretations of our data by the FDA and similar foreign regulatory agencies.

We or our collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is heavily dependent on the success of our product candidates, MORF-057 and MORF-720. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our MORF-057 and MORF-720 programs. However, our lead product candidates have not yet begun clinical trials. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. We have not previously submitted a new drug application, or NDA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of our MORF-057 and MORF-720 product candidates, and our other product candidates will depend on many factors, including the following actions to be taken by us or by AbbVie, with respect to MORF-720, as applicable:

◾	successful completion of necessary preclinical studies to enable the initiation of clinical trials;
◾	successful enrollment of patients in, and the completion of, our clinical trials with favorable results;
◾	receiving required regulatory authorizations for the development and approvals for the commercialization of our product candidates;
◾	establishing and maintaining arrangements with third-party manufacturers;
◾	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
◾	enforcing and defending our intellectual property rights and claims;
◾	achieving desirable therapeutic properties for our product candidates’ intended indications;
◾	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
◾	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
◾	effectively competing with other therapies; and
◾	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

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

We are developing a pipeline of product candidates using our MInT Platform. Historically, dozens of integrin-targeted oral small molecule candidates of other companies that entered late-stage clinical trials have failed to result in FDA or EMA approved medicines. We are aware of certain companies currently exploring oral approaches to integrins. For example, Pliant Therapeutics, Inc. is currently in clinic for an αvβ6/αvβ1 oral small-molecule integrin inhibitor. Development efforts and clinical results of these other companies may be unsuccessful, which could result in a negative perception of oral integrins and negatively impact the regulatory approval process of our product candidates, which would have a material and adverse effect on our business. For example, Biogen Inc. recently terminated a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns. We believe that product candidates identified with our MInT Platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next-generation physics-based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop product candidates using our MInT Platform is ongoing and may not result in viable product candidates.

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

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. To our knowledge, no regulatory authority has granted approval for an oral small-molecule integrin inhibitor. We believe the FDA has limited experience with integrin-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our MInT Platform and research programs prove to be ineffective, unsafe or commercially unviable, our MInT Platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

All of our product candidates are in preclinical development, although we expect to initiate a phase 1 clinical trial by the end of the third quarter of 2020 for MORF-057, and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

Our two lead programs are MORF-057 and MORF-720. We submitted the IND with respect to MORF-057, and the FDA activated the IND on August 8, 2020. We expect to initiate a phase 1 clinical trial by the end of the third quarter of 2020. We are positioned to submit the IND for MORF-720 by the end of 2020. As part of our collaboration with AbbVie, they have an option to license our αvβ6 specific integrin inhibitor program for future development and commercialization, and if they exercise this option, they will control clinical development of MORF-720, and a backup molecule. We anticipate AbbVie will make a decision regarding the exercise of the option for MORF-720 in the second half of 2020. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our MORF-057 program or MORF-720 or any future product candidates, including:

◾	regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
◾	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
◾	clinical trial sites deviating from trial protocol or dropping out of a trial;

◾	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
◾	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
◾	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
◾	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
◾	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
◾	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
◾	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
◾	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
◾	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
◾	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

From time to time, we may publish interim topline or preliminary data from our anticipated clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

Our future clinical trials or those of our current and future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, progressive multifocal leukoencephalopathy, or PML, has been observed by others as an adverse effect during late-stage clinical development of infusible antibody inhibitor of α4β1 integrin, natalizumab. This adverse effect was not observed in the preclinical studies or during early clinical development of natalizumab. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

We may not be successful in our efforts to use our MInT Platform to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in part upon our ability to discover, develop and commercialize products based on our MInT Platform. MORF-057 and MORF-720 are our lead product candidates and our research programs, or that of our collaborators, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. For example, we are initially focused on our lead product candidates, MORF-057 and MORF-720. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and integrin and immunoregulatory therapeutics fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on therapeutics for autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

Our success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we develop.

Our MORF-057 program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies. Further, Roche Holding AG has an α4β7 / αEβ7 monoclonal antibody in Phase 3 development for IBD and Protagonist Therapeutics, Inc. has a gut-restricted α4β7 program ready for Phase 2 development for ulcerative colitis.

MORF-720, under development for the treatment of idiopathic pulmonary fibrosis (“IPF”), if approved, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc., and Indalo Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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

Our current product candidates or any future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success, if approved, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Historically, several injectable integrin inhibitors have been approved by the FDA for treatment of inflammatory bowel disease, multiple sclerosis, psoriasis, acute coronary syndrome and dry eye disease. However, our product candidates are based on a novel approach to oral integrin therapies, and while integrins are a well-understood receptor family, to date, no oral small molecule integrin therapies have been approved by the FDA. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an orally bioavailable product based on our novel technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

◾	the timing of our receipt of any marketing and commercialization approvals;
◾	the terms of any approvals and the countries in which approvals are obtained;
◾	the safety and efficacy of our product candidates as demonstrated in clinical trials;
◾	the prevalence and severity of any adverse side effects associated with our product candidates;
◾	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
◾	relative convenience and ease of administration of our product candidates;
◾	the willingness of patients to accept any new methods of administration;
◾	unfavorable publicity relating to our current product candidates or any future product candidates;
◾	the success of our physician education programs;
◾	the effectiveness of sales and marketing efforts;
◾	the availability of coverage and adequate reimbursement from government and third-party payors;
◾	the pricing of our products, particularly as compared to alternative treatments; and
◾	the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

If any of our product candidates receive regulatory approval and we or others identify undesirable side effects caused by such product, any of the following adverse events could occur:

◾	regulatory authorities may withdraw their approval of the product or seize the product;
◾	we may be required to recall the product or change the way the product is administered to patients;
◾	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
◾	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

◾	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
◾	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
◾	we could be sued and held liable for harm caused to patients;
◾	the product may become less competitive; and
◾	our reputation may suffer.

Any of these occurrences could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We anticipate that some of our product candidates may be studied in combination with third-party drugs, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Some of our product candidates may be studied in combination with third-party drugs. For example, we may explore the use of our oral small-molecule integrin therapeutics targeting α4β7 as a combination therapy with other drugs for the treatment of inflammatory bowel disease. The development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA or other regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or other regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

Our collaborations with AbbVie and Janssen are important to our business. We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations currently represent a significant portion of our product pipeline. In particular, MORF-720 is developed in collaboration with AbbVie. In both collaborations, we will conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. We have derived substantially all of our revenue to date from these collaboration agreements, and we expect a significant portion of our future revenue and cash resources to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

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

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

◾	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
◾	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
◾	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
◾	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

◾	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
◾	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
◾	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
◾	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
◾	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Because we currently rely on Schrödinger for a substantial portion of our discovery capabilities, if Schrödinger delays or fails to perform its obligations under the Schrödinger Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates the Schrödinger Agreement, our pipeline of product candidates would be adversely affected. Schrödinger may also fail to properly maintain or defend the intellectual property we have licensed from them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, either party has the right to terminate the collaboration pursuant to the terms of the Schrödinger Agreement. If our collaboration with Schrödinger is terminated, especially during our discovery phase, the development of our product candidates would be materially delayed or harmed.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future strategic partners. Our collaborators may consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.

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

We intend to rely in the future on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Under our collaboration agreements with AbbVie and Janssen, our collaborators will assume responsibility for the manufacturing according to the terms of those agreements for licensed products. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 outbreak, we may be unable to secure the supply of product candidates required for our preclinical studies.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our products will be subject to periodic review and inspection by the FDA and foreign regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements, comply with cGMPs or maintain a compliance status acceptable to the FDA or foreign regulatory authorities could adversely affect our business in a number of ways, including:

◾	an inability to initiate or continue clinical trials of product candidates under development;

◾	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
◾	loss of the cooperation of existing or future collaborators;
◾	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
◾	requirements to cease distribution or to recall batches of our product candidates; and
◾	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

For example, the United Kingdom formally left the European Union on January 31, 2020, often referred to as Brexit, and is now in a transition period through December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the European Medicines Agency, or the EMA, moving from the United Kingdom to the Netherlands. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Although the government of the United Kingdom has stated its intent to comply with legislation regarding the authorization of medical products as it leaves the European Union, the EMA and the United Kingdom are drawing up contingency plans should a “no deal” exit occur. A “no deal” exit would lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization. There would also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients, or API, and finished product. Such a disruption would create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. When the United Kingdom leaves the European Union, it will no longer automatically comply with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe.

We, or our third-party contract research organizations, face risks related to health epidemics and other outbreaks, including the COVID-19 outbreak which could significantly disrupt our operations.

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

The manufacturing of small molecules is complex and our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.

Our product candidates are biopharmaceuticals and the process of manufacturing biopharmaceuticals is complex, time-consuming, highly regulated and subject to multiple risks. Our contract manufacturers must comply with legal requirements, cGMPs and guidelines for the manufacturing of biopharmaceuticals used in clinical trials and, if approved, marketed products. Our contract manufacturers may have limited experience in the manufacturing of cGMP batches.

Manufacturing biopharmaceuticals is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at our third-party manufacturers’ facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our third-party manufacturers’ facilities are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA approval until the deficiencies are corrected or we replace the manufacturer in our NDA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

Scaling up a biopharmaceutical manufacturing process is a difficult and uncertain task, and our third-party manufacturers may not have the necessary capabilities to complete the implementation, manufacturing and development process. If we are unable to adequately validate or scale-up the manufacturing process at our current manufacturers’ facilities, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition and results of operations.

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

As of June 30, 2020, we had approximately 80 full-time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

We depend on our information technology systems, and any failure of these systems, or those of our CROs or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations, financial condition and prospects.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from cyber incidents such as third parties getting access to employee accounts using stolen or inferred credentials, computer viruses, phishing attacks, spamming, malware, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, and attempts to gain unauthorized access to computer systems and networks. Our internal information technology systems and infrastructure is also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 situation, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could materially adversely affect our business, results of operations, financial condition and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be affected adversely.

Our research and development uses hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in Waltham, Massachusetts that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of Middlesex County, Massachusetts. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a heavy snowstorm or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in Waltham, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Extreme weather conditions or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are subject to complex tax rules relating to our business, and any audits, investigations or tax proceedings could have a material adverse effect on our business, results of operations and financial condition.

We are subject to income and non-income taxes in the United States. Income tax accounting often involves complex issues, and judgment is required in determining our provision for income taxes and other tax liabilities. We may operate in other non-United States jurisdictions in the future. We could become subject to income and non-income taxes in non-United States jurisdictions as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of withholding tax, goods and services tax, sales taxes and other non-income taxes is not always clear and we may be subject to tax audits relating to such withholding or non-income taxes. We believe that our tax positions are reasonable. We are currently not subject to any tax audits. However, the Internal Revenue Service or other taxing authorities may disagree with our positions. If the Internal Revenue Service or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $3.9 million and $5.6 million, respectively, which begin to expire in 2037. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $1.0 million and $0.1 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2018 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses (“NOLs”), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2020, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to the modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize our product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:

◾	others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license;
◾	we or our licensors, or our existing or future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license;
◾	we or our licensors, or our existing or future collaborators are the first to file patent applications covering certain aspects of our inventions;
◾	others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
◾	a third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;
◾	any issued patents that we own or have licensed or that we may license in the future will provide us with any competitive advantages, or will not be challenged by third parties;
◾	we may develop additional proprietary technologies that are patentable;
◾	the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects; and
◾	our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

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

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our products.

Oral integrin therapies in fibrosis and inflammatory bowel disease or other disease areas are a relatively new scientific field. We have applied for, and have obtained a license from, a third party on an exclusive basis to U.S. patent filings related to our MInT Platform. Other pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, and manufacture of small-molecule integrin inhibitor-based and other therapeutics.

As the field of small-molecule integrin inhibitor-based therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop our product candidates. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell any future products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating a licensor’s rights. In addition, while we cannot determine currently the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

◾	the scope of rights granted under the license agreement and other interpretation-related issues;
◾	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
◾	the sublicensing of patent and other rights under our collaborative development relationships;
◾	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
◾	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
◾	the priority of invention of patented technology.

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

Competitors may infringe our patents, if and when granted, or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of adequate written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the inventorship or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

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

We, our licensors or collaborators, or any future strategic partners, may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivations, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There may be issued patents and pending patent applications that claim aspects of our targets, our MInT Platform, or our product candidates and modifications that we may need to apply to our product candidates. There may be issued patents that claim integrin inhibitors which may be relevant to the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages and attorneys’ fees if we or they are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the integrin-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering integrins generally, covering integrins directed against the same targets as, or targets similar to, those we are pursuing, or covering compounds similar to our product candidates. Failure to receive a license could delay commercialization of our product candidates. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our MInT Platform and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our MInT Platform and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential unless and until corresponding patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or MInT Platform could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our MInT Platform, our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, including our management, were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be insufficient to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term adjustments or extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and/or rely on our outside counsel to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop, either alone or with our collaborators, will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020 and revised on July 2, 2020, we may experience delays in of the enrollment of patients in our future clinical trials, if any. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.

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

We are also subject to or may in the future become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or our existing or future collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate.

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

◾	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
◾	fines, warning or untitled letters or holds on clinical trials;
◾	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;
◾	suspension or revocation of product license approvals;
◾	product seizure or detention or refusal to permit the import or export of products; and
◾	injunctions or the imposition of civil or criminal penalties.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual non-deductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The current U.S. presidential administration and U.S. Congress have sought, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act, among other things, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the current U.S. presidential administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the current U.S. presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. There is still uncertainty with respect to the impact the current U.S. presidential administration and Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way

Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the current U.S. presidential administration laid out the administration’s “Blueprint” to reduce the cost of prescription medications while preserving innovation and cures. While the Department of Health and Human Services, or HHS, is soliciting feedback on some of these measures, other actions may be immediately implemented by HHS under existing authority. Further, on January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

Additionally, the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in 2020 may result in future spending reductions and cuts to federal programs. CARES, which is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.

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

Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare and privacy laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, prohibits, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
◾	HIPAA, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information; the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;

◾	state privacy laws and regulations, such as those of California and Massachusetts, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);
◾	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
◾	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
◾	certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

◾	exclusion from participation in government-funded healthcare programs; and
◾	exclusion from eligibility for the award of government contracts for our products.

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

Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors including government authorities, such as Medicare and Medicaid, private health insurers and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors are critical to new product acceptance. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.

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

Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we decide to pursue a Fast Track Designation by the FDA, it may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moiety can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

The recent tax reform legislation, which was signed into law on December 22, 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the European Union, or EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. In addition, as a result of Brexit, there will be a transition period until a comprehensive trade agreement between the United Kingdom and EU is negotiated by year-end 2020. It is not yet certain, if the EU regulatory framework for medicinal products will continue to govern the relevant law in the United Kingdom during this transition. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018, the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU

Member States may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom enacted the Data Protection Act 2018 to directly enforce the GDPR. The government of the United Kingdom has also stated that when the United Kingdom leaves the EU it will still abide with the provisions of the GDPR. However, in the event of a “no deal” Brexit, it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with EU privacy legislation and whether the data will be incorporated by the EMA in the assessment of the ongoing benefit-risk profile and hence continued support of EU marketing authorizations.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

◾	variations in the level of expense related to the ongoing development of our MInT Platform, product candidates or future development programs;
◾	results of preclinical and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or existing or future collaborators or licensing partners;
◾	our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
◾	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
◾	additions and departures of key personnel;
◾	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
◾	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
◾	regulatory developments affecting our product candidates or those of our competitors; and
◾	changes in general market and economic conditions, including due to global pandemics such as COVID-19.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

◾	results of preclinical studies and future clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
◾	the success of competitive products or technologies;
◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	share price and fluctuations of trading volume of our common stock, which may affect our trading liquidity and public float;
◾	sales of our common stock by us, insiders or our stockholders;
◾	the concentrated ownership of our common stock;
◾	changes in accounting principles;
◾	actions instituted by activist shareholders or others;
◾	terrorist acts, acts of war or periods of widespread civil unrest;
◾	natural disasters and other calamities, including global pandemics, such as COVID-19; and
◾	general economic, industry and market conditions.

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

On July 8, 2020, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with such shelf registration statement, on July 1, 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and Jefferies LLC, or Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Jefferies pursuant to the terms of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Based on the beneficial ownership of our common stock as of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 89% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We are also a “smaller reporting company,” meaning that as of the date of our initial public offering, the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company until (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the prior June 30th, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws, as amended, contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

◾	establish a classified board of directors so that not all members of our board are elected at one time;

◾	permit only the board of directors to establish the number of directors and fill vacancies on the board;
◾	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
◾	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
◾	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
◾	eliminate the ability of our stockholders to call special meetings of stockholders;
◾	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
◾	prohibit cumulative voting; and
◾	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Section 22 of the Securities Act of 1933, as amended, or the “Securities Act”, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of the IPO Proceeds

On July 1, 2019, we closed our IPO, in which we sold 6,900,000 shares of our common stock at a price of $15.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231837), which was filed with the SEC on May 30, 2019, as amended, and declared effective by the SEC on June 26, 2019, as supplemented by a registration statement on Form S-1 filed pursuant to Rule 462 (File No. 333-232373). We raised approximately $93.3 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and offering expenses. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 27, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1 †*	Offer Letter, dated February 3, 2020, by and between Marc Schegerin, and Morphic Holding, Inc.				X
10.2*	Severance Agreement dated February 3, 2020 by and between Marc Schegerin and Morphic Holding, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Executive compensation plan or agreement.
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORPHIC HOLDING, INC.

August 10, 2020	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ Marc Schegerin
August 10, 2020		Marc Schegerin
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

August 10, 2020	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)