Form 10-Q
period 2020-09-30
Morphic Holding, Inc.
filed 2020-11-09
CIK 1679363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares outstanding of the registrant’s Common Stock as of November 5, 2020 was 31,125,106.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$98,080	$101,559
Marketable securities	115,066	135,457
Accounts receivable	1,635	3,467
Prepaid expenses and other current assets	3,620	3,090
Total current assets	218,401	243,573

Property and equipment, net	2,816	3,446
Restricted cash	275	275
Other assets	86	141
Total assets	$221,578	$247,435
Liabilities
Current liabilities:
Accounts payable	$3,020	$5,167
Accrued expenses	7,457	6,639
Deferred revenue, current portion	24,950	23,450
Deferred rent, current portion	151	94
Total current liabilities	35,578	35,350

Long-term liabilities:
Deferred revenue, net of current portion	55,576	70,954
Deferred rent, net of current portion	120	213
Total liabilities	91,274	106,517

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 30,827,653 shares issued and outstanding as of September 30, 2020 and 30,110,251 shares issued and outstanding as of December 31, 2019	3	3
Additional paid‑in capital	255,030	238,384
Accumulated deficit	(124,763)	(97,513)
Accumulated other comprehensive income	34	44
Total stockholders’ equity	130,304	140,918
Total liabilities and stockholders’ equity	$221,578	$247,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Collaboration revenue	$25,757	$5,675	$39,044	$17,311
Operating expenses:
Research and development	15,998	12,635	54,877	36,912
General and administrative	4,751	2,898	13,368	6,807
Total operating expenses	20,749	15,533	68,245	43,719
Income (Loss) from operations	5,008	(9,858)	(29,201)	(26,408)
Other income:
Interest income, net	231	1,298	1,524	3,480
Total other income, net	231	1,298	1,524	3,480
Income (Loss) before benefit from (provision for) income taxes	5,239	(8,560)	(27,677)	(22,928)
Benefit from (provision for) income taxes	115	(304)	427	(569)
Net income (loss)	$5,354	$(8,864)	$(27,250)	$(23,497)
Net income (loss) per share, basic	$0.18	$(0.30)	$(0.90)	$(2.06)
Net income (loss) per share, diluted	$0.17	$(0.30)	$(0.90)	$(2.06)

Weighted average common shares outstanding, basic	30,533,847	29,999,170	30,368,437	11,393,192
Weighted average common shares outstanding, diluted	32,366,141	29,999,170	30,368,437	11,393,192

Comprehensive income (loss):
Net income (loss)	$5,354	$(8,864)	$(27,250)	$(23,497)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities	(190)	6	(10)	47
Total other comprehensive (loss) income	(190)	6	(10)	47
Comprehensive income (loss)	$5,164	$(8,858)	$(27,260)	$(23,450)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(In thousands, except share data)

	Series Seed		Series A		Series B		Common		Additional		Accumulated	Total
	Preferred Shares		Preferred Shares		Preferred Shares		Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Deficit
Balance at December 31, 2018	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,832,923	—	$1,633	$(54,185)	$—	$(52,552)
Equity-based compensation expense	—	—	—	—	—	—	—	—	499	—	—	499
Vesting of restricted shares	—	—	—	—	—	—	99,911	—	—	—	—	—
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Net Loss	—	—	—	—	—	—	—	—	—	(5,200)	—	(5,200)
Balance at March 31, 2019	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,932,834	—	$2,132	$(59,385)	$25	$(57,228)
Equity-based compensation expense	—	—	—	—	—	—	—	—	667	—	—	667
Vesting of restricted shares	—	—	—	—	—	—	112,165	—	—	—	—	—
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	16	16
Net Loss	—	—	—	—	—	—	—	—	—	(9,433)	—	(9,433)
Balance at June 30, 2019	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	2,044,999	—	$2,799	$(68,818)	$41	$(65,978)
Conversion of convertible preferred stock into common stock	(2,045,556)	(8,658)	(8,411,368)	(51,320)	(10,553,483)	(79,831)	21,010,407	2	139,807	—	—	139,809
Reclassification of warrants to purchase preferred shares to stockholders' equity	—	—	—	—	—	—	—	—	118	—	—	118
Issuance of common shares at initial public offering, net of offering costs of $10.2 million	—	—	—	—	—	—	6,900,000	1	93,267	—	—	93,268
Issuance of common shares upon warrants exercise	—	—	—	—	—	—	5,766	—	—	—	—	—
Vesting of restricted shares	—	—	—	—	—	—	73,096	—	—	—	—	—
Equity‑based compensation expense	—	—	—	—	—	—	—	—	989	—	—	989
Unrealized holding gains on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	—	—	—	—	(8,864)	—	(8,864)
Balance at September 30, 2019	—	$—	—	$—	—	$—	30,034,268	3	$236,980	$(77,682)	$47	$159,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

(In thousands, except share data)

	Common		Additional		Accumulated	Total
	Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity‑based compensation expense	—	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercises	35,822	—	167	—	—	167
Issuance of common stock under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	—	—	—	—	571	571
Net loss	—	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	241,776	$(114,259)	$615	$128,135
Equity‑based compensation expense	—	—	2,489	—	—	2,489
Vesting of restricted shares	57,490	—	—	—	—	—
Issuance of common shares upon stock option exercises	80,560	—	542	—	—	542
Unrealized holding losses on marketable securities	—	—	—	—	(391)	(391)
Net loss	—	—	—	(15,858)	—	(15,858)
Balance at June 30, 2020	30,421,775	$3	$244,807	$(130,117)	$224	$114,917
Equity‑based compensation expense	—	—	2,996	—	—	2,996
Vesting of restricted shares	56,991	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $0.6 million	256,879	—	6,319	—	—	6,319
Issuance of common shares upon stock option exercises	60,115	—	477	—	—	477
Issuance of common stock under the Employee Stock Purchase Plan	31,893	—	431	—	—	431
Unrealized holding losses on marketable securities	—	—	—	—	(190)	(190)
Net income	—	—	—	5,354	—	5,354
Balance at September 30, 2020	30,827,653	$3	$255,030	$(124,763)	$34	$130,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,250)	$(23,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	852	576
Premium amortization and discount accretion on marketable securities	429	(1,556)
Equity‑based compensation	8,029	2,155
Change in fair value of warrants	—	94
Change in operating assets and liabilities:
Accounts receivable	1,832	(2,364)
Prepaid expenses and other current assets	(530)	(1,704)
Other assets	55	12
Accounts payable	(1,893)	1,540
Accrued expenses	818	1,812
Deferred revenue	(13,878)	(4,570)
Deferred rent	(36)	(41)
Other long-term liabilities	—	(33)
Net cash used in operating activities	(31,572)	(27,576)
Cash flows from investing activities:
Purchases of marketable securities	(95,049)	(225,836)
Proceeds from maturities of marketable securities	115,000	135,500
Purchase of property and equipment	(475)	(1,449)
Net cash provided by (used in) investing activities	19,476	(91,785)
Cash flows from financing activities:
Proceeds from at-the-market offering, net of issuance costs	6,319	—
Proceeds from IPO, net of issuance costs	—	93,267
Proceeds from issuance of Common Stock pursuant to stock option exercises	1,186	—
Proceeds from issuance of Common Stock under Employee Stock Purchase Plan	1,112	—
Net cash provided by financing activities	8,617	93,267
Net decrease in cash and cash equivalents and restricted cash	(3,479)	(26,094)
Cash and cash equivalents and restricted cash, beginning of period	101,834	186,176
Cash and cash equivalents and restricted cash, end of period	$98,355	$160,082

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$15	$—
Non-cash financing activities:
Reclassification of warrants to additional paid-in capital	$—	$118
Conversion of preferred shares to common stock	—	139,807
Supplemental cash flow information:
Cash paid for taxes	$480	$550

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

On July 1, 2019, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of approximately $93.3 million. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock; the warrants to purchase 6,825 convertible preferred shares automatically converted into warrants to purchase 6,825 common shares. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc. and a Massachusetts Security Corporation, organized in December 2018 to take advantage of the favorable tax treatment of income earned on securities held within such entity. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2020 and 2019.

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K, except as described below.

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

In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which partially superseded the guidance of the ASU 2019-10 described above, and deferred the effective date for adoption of ASC 606 and ASC 842 for certain entities that had not previously adopted these standards. The Company had adopted ASC 606 in a prior period and has not yet adopted ASC 842, discussed further below.

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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$97,849	$97,849	$—	$—
U.S. Treasury obligations	115,066	—	115,066	—
Total assets	$212,915	$97,849	$115,066	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$91,332	$91,332	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,995	—	9,995	—
U.S. Treasury obligations	135,457	—	135,457	—
Total assets	$236,784	$91,332	$145,452	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2020 and December 31, 2019. Marketable securities included in the table above consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019.

The Company believes that the carrying amounts of the Company’s consolidated condensed financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

4. Marketable securities

The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

As of September 30, 2020
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$115,006	$60	$—	$115,066

As of December 31, 2019
			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$135,389	$70	$(2)	$135,457

As of September 30, 2020, the Company held no marketable securities in an unrealized loss position. As of December 31, 2019, the aggregate fair value of three securities in an unrealized loss position was $30.2 million and the aggregate unrealized losses were $2,000.   Th

e value.

5. Cash, Cash Equivalents, and Restricted Cash

Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018

Cash and cash equivalents	$98,080	$101,559	$159,807	$185,901
Restricted cash	275	275	275	275
Total cash, cash equivalents, and restricted cash	$98,355	$101,834	$160,082	$186,176

6. Accrued Expenses

At September 30, 2020 and December 31, 2019 accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related expenses	3,651	3,159
Research and development activities	2,846	2,465
Other expenses	960	1,015
	$7,457	$6,639

7. Equity Based Compensation

In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the

Company. On January 1, 2020, the number of shares of common stock available for issuance under the 2019 Plan increased by 1,204,410 shares as a result of the automatic increase provision of the 2019 Plan. As of September 30, 2020, there were a total of 1,327,705 shares available for future award grants under the 2019 Plan.

The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock option	$2,672	$707	$6,734	$1,457
Restricted stock	202	162	956	578
ESPP	122	120	339	120
Total	$2,996	$989	$8,029	$2,155

The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$1,480	$586	$4,623	$1,287
General and administrative expense	1,516	403	3,406	868
Total	$2,996	$989	$8,029	$2,155

Restricted Common Stock

The following table summarizes the restricted stock awards activity during the nine months ended September 30, 2020:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Unvested restricted common stock as of December 31, 2019	379,770	$4.32
Granted	—	—
Vested	(198,728)	4.32
Forfeited	(13,802)	4.32
Unvested restricted common stock as of September 30, 2020	167,240	$4.32

As of September 30, 2020, the Company had unrecognized equity-based compensation expense of $466,000 related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted restricted common stock units. The following table summarizes the restricted stock units activity during the nine months ended September 30, 2020:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Unvested restricted common stock units as of December 31, 2019	—	$—
Granted	66,216	10.84
Vested	—	—
Forfeited	—	—
Unvested restricted common stock units as of September 30, 2020	66,216	$10.84

As of September 30, 2020, the Company had unrecognized equity-based compensation expense of $590,000 related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,987,403	$8.67	9.22	$26,254
Granted	2,015,685	15.72	—	—
Exercised	(176,497)	6.70	—	—
Forfeited	(141,315)	8.64	—	—
Outstanding as of September 30, 2020	4,685,276	$11.78	8.90	$72,902
Options exercisable as of September 30, 2020	1,078,963	$8.34	8.51	$20,503

As of September 30, 2020, the Company had unrecognized equity-based compensation expense of $29.0 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.8 years.

The weighted average grant-date fair value per share of stock options granted to employees and non-employees for stock option awards with service-based vesting conditions during the nine months ended September 30, 2020 was $10.74 per share. The weighted average grant-date fair value per share of stock options granted to employees and non-employees for stock option awards with service-based vesting conditions during the nine months ended September 30, 2019 was $9.75 per share.

The following table summarizes assumptions used in determining the fair value of the options granted during the nine months ended September 30, 2020:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Risk‑free interest rate	0.46%	1.91%
Expected dividend yield	-	-
Expected term (in years)	6.01	6.01
Expected Volatility	80.94%	74.96%

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

ESPP

In 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. On January 1, 2020, the number of shares of common stock available for issuance under the ESPP increased by 301,102 shares as a result of the automatic increase provision of the ESPP. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.

Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.

8. Equity Transactions under the Open Market Sale Agreement

On July 1, 2020, the Company entered into an Open Market Sale Agreement, or “the Agreement”, with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. During the three months ended September 30, 2020, the Company issued and sold 256,879 shares for gross proceeds of $6.9 million less offering commissions of $0.2 million and related legal and accounting expenses of $0.4 million for net proceeds of $6.3 million under the ATM. As of September 30, 2020, the Company had approximately $68.1 million of common stock remaining available for sale under the ATM.

The Company did not have an at-the-market offering program in prior periods.

9. Income Taxes

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. Based on the forecasted net operating loss for fiscal year 2020 and the carryback allowance under the CARES Act, the Company anticipates a full recovery of the federal income tax paid for the year ended December 31, 2019. Accordingly, the Company recognized an income tax benefit of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. The Company recognized an income tax expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

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

Through September 30, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

During the three and nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments previously disclosed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

AbbVie Agreement

During the three months ended September 30, 2020, the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company recognizes the $100.0 million up-front payment as research and development services are performed, which is expected to be completed through 2024.

During the three months ended September 30, 2020, the Company incurred $2.5 million in research and development costs and recognized revenue of $3.6 million for the research services provided under the AbbVie Agreement. In addition, on August 25, 2020, pursuant to the AbbVie Agreement, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors (including MORF-720 and MORF-627) for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Upon option exercise, the Company evaluated whether the change to the contract should be treated as the continuation of the current arrangement or as a separate agreement. As the additional performance obligations were deemed to be distinct and priced consistent with the standalone selling price of such obligations, the Company concluded that the license and any additional performance obligations should be accounted for as a separate contract. The potential performance obligations included in the arrangement were (1) the license to research, develop and commercialize αvβ6–specific integrin inhibitors (including MORF-720 and MORF-627), and (2) options to purchase MORF-720 and MORF-627 materials that were manufactured prior to option exercise (the “Material Options”). The Company concluded that the Material Options were not material rights as the price to purchase the materials approximated the standalone selling price. Based on this conclusion, the full transaction price of $20.0 million was allocated to the license and recognized upon delivery in the third quarter of 2020. The Company is eligible to receive potential milestones and royalties on future development and commercialization of either MORF-720 and MORF-627, as further described in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020, all of which have been fully constrained as of September 30, 2020.

During the nine months ended September 30, 2020, the Company incurred $10.2 million in research and development costs and recognized revenue of $12.3 million for the research services provided under the AbbVie Agreement and recognized revenue of $20.0 million received in connection with the option exercise by AbbVie. As of September 30, 2020, the Company had $73.5 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of September 30, 2020.

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

Janssen Agreement

During the three months ended September 30, 2020, the Company continued to perform under its agreement with Janssen, pursuant to which the Company recognizes revenue in proportion to the costs incurred to date. The Company expects to provide research services and recognize revenue through 2024. During the three months ended September 30, 2020, the Company incurred $1.6 million in research and development costs and recognized revenue of $2.1 million related to research services. During the nine months ended September 30, 2020, the Company incurred $5.1 million in research and development costs and recognized revenue of $6.7 million related to research services. The Company had $1.6 million and $3.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, $7.0 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of September 30, 2020.

12. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents.

For periods with net income, diluted net income per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and restricted common stock and stock units outstanding for the period as determined using the treasury stock method.

For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.

The following tables illustrate the determination of basic and diluted income (loss) per share for each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,354	$(8,864)	$(27,250)	$(23,497)
Weighted average common shares outstanding, basic	30,533,847	29,999,170	30,368,437	11,393,192
Net income (loss) per share, basic	$0.18	$(0.30)	$(0.90)	$(2.06)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,354	$(8,864)	$(27,250)	$(23,497)
Weighted average common shares outstanding, basic	30,533,847	29,999,170	30,368,437	11,393,192

Dilutive impact from:
Stock options	1,605,663	—	—	—
Restricted common stock and stock units	226,631	—	—	—
Weighted average common shares outstanding, diluted	32,366,141	29,999,170	30,368,437	11,393,192

Net income (loss) per share, diluted	$0.17	$(0.30)	$(0.90)	$(2.06)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net income (loss) per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted common stock	—	449,253	167,240	449,253
Restricted stock units	—	—	66,216	—
Stock options	553,502	2,680,835	4,685,276	2,680,835
	553,502	3,130,088	4,918,732	3,130,088

In addition to the securities listed in the table above, as of September 30, 2020 the Company had reserved 516,000 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the nine months ended September 30, 2020.

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

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small-molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small-molecule integrin therapies have been approved by the FDA. Despite significant unsuccessful efforts, we believe tremendous untapped potential remains for us to develop oral integrin therapies. We created the Morphic integrin technology platform (the “MInT Platform”), by leveraging our unique understanding of integrin structure and biology to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our clinical and preclinical pipeline, including our wholly-owned program MORF-057, a α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease (“IBD”). We submitted an investigational new drug application (“IND”) for MORF-057 in July 2020, and the FDA activated the IND on August 8, 2020. In September 2020, we began a healthy volunteer Phase 1 clinical trial for MORF-057 to treat inflammatory bowel disease. The full data set from the trial is expected to be presented at a major medical conference by mid-2021 with potential release of initial single-ascending dose cohort results in first quarter 2021, including key safety and receptor occupancy data.

We have also developed our selective oral αvβ6-specific integrin inhibitors (including MORF-720 and MORF-627) for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (“IPF”) and additional indications under our collaboration with AbbVie, entered into in October 2018 (“the AbbVie Agreement”). Under the terms of the AbbVie Agreement, AbbVie had an option to license our αvβ6-specific integrin inhibitor program for future development and commercialization. On August 25, 2020, AbbVie exercised the option and now controls and is responsible for the development and commercialization of our αvβ6- specific integrin inhibitor program, and in connection with the option exercise AbbVie made a one-time $20.0 million payment to us. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the AbbVie Agreement.

On July 1, 2019, we completed the initial public offering (the “IPO”) of our common stock and issued and sold 6,900,000 shares of common stock at a public offering price of $15.00 per share, which included 900,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $93.3 million after deducting underwriting discounts and commissions and offering expenses. On July 1, 2020, we entered into an Open Market Sale Agreement (the “ATM Agreement”) with Jefferies LLC (Jefferies”) with respect to an at-the-market offering program under which the we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. During the three months ended September 30, 2020, we issued and sold 256,879 shares of common stock for the net proceeds of $6.3 million under the ATM. Refer to Note 8 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities have been limited to the following: in October 2018, pursuant to the AbbVie Agreement, we received an upfront payment of $100.0 million for research and development activities, and in September 2020 we received $20.0 million in connection with AbbVie exercising its option to license the selective αvβ6-specific integrin inhibitors program; in March 2019, pursuant to the Janssen Agreement, we received an upfront payment of $10.0 million and provided Janssen with exclusive license options on product candidates directed at multiple targets; in addition, Janssen will reimburse us for research services at market rates. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2020 in addition to the foregoing sources of revenue, we have funded our operations primarily through the sale and issuance of our convertible preferred equity securities, borrowings under a loan and security agreement (the “credit facility”) with Silicon Valley Bank (“SVB”), our IPO, and sales of shares of our common stock pursuant to the ATM Agreement. From inception through September 30, 2020 we raised an aggregate of approximately $249.5 million of gross proceeds through the issuance of equity and debt.

Since inception, we have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of $124.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $213.1 million. We believe that our existing cash and cash equivalents, marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2022.

Impact of the COVID-19 Pandemic

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our collaborators, our contract research organizations (“CROs”), suppliers or third-party business partners conduct business. Although we currently have not experienced much impact on our business, including our development timelines, if there are closures or other restrictions in places we or our vendors work or transport supply, we may experience constrained supply of our product candidates or delays in our preclinical studies or planned clinical trials that could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Collaboration Revenue — AbbVie

In October 2018, we entered into a collaboration with AbbVie designed to advance a number of our oral integrin therapeutics for fibrosis-related indications. Under the terms of the AbbVie Agreement, AbbVie paid us an upfront payment of $100.0 million for research and development activities, and we provided to AbbVie exclusive license options on product candidates directed at multiple targets. In August 2020, AbbVie exercised its option to license the selective αvβ6-specific integrin inhibitors program and paid us a one-time payment of $20.0 million.

For each lead compound against a target under the AbbVie Agreement, we will conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a target-by-target basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. We are also eligible for clinical and commercial milestone payments and tiered royalties from high single digit to low teens on worldwide net sales for each licensed product. In addition, for certain compounds for which we have completed IND-enabling studies and which meet certain advancement criteria for a liver indication, we have the option to commit to share development costs in exchange for an increased fixed royalty rate. We may exercise this option following completion of the first Phase 2b clinical trial for the relevant product.

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

Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:

◾	employee-related expenses, including salaries, benefits, and equity-based compensation expense for our research and development personnel;
◾	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
◾	costs of manufacturing clinical supply related to any of our current or future product candidates;
◾	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;
◾	costs of conducting preclinical studies of any of our current or future product candidates;
◾	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;
◾	costs of purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
◾	costs related to compliance with clinical regulatory requirements;
◾	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
◾	fees for maintaining licenses and other amounts due under our third-party licensing agreements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$25,757	$5,675	$20,082	354%
Operating expenses:
Research and development	15,998	12,635	3,363	27%
General and administrative	4,751	2,898	1,853	64%
Total operating expenses	20,749	15,533	5,216	34%
Income (Loss) from operations	5,008	(9,858)	14,866	(151)%
Other income:
Interest income, net	231	1,298	(1,067)	(82)%
Total other income, net	231	1,298	(1,067)	(82)%
Income (loss) before benefit from (provision for) income taxes	$5,239	$(8,560)	$13,799	(161)%
Benefit from (provision for) income taxes	115	(304)	419	*
Net income (loss)	$5,354	$(8,864)	$14,218	(160)%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased by $20.1 million, or 354%, from $5.7 million for the three months ended September 30, 2019 to $25.8 million for the three months ended September 30, 2020. The increase in total collaboration revenue during the three months ended September 30, 2020 as compared to three months ended September 30, 2019 is primarily attributable to the receipt of $20.0 million payment from AbbVie upon exercise of the option for the selective αvβ6 -specific integrin inhibitors program. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.

Research and Development Expenses

Research and development expense increased by $3.4 million, or 27% from $12.6 million for the three months ended September 30, 2019 to $16.0 million for the three months ended September 30, 2020. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
αvβ6 Program	$493	$2,908	$(2,415)	(83)%
Other AbbVie Agreement programs	973	1,159	(186)	(160)%
MORF-057	4,592	2,722	1,870	69%
Janssen Agreement programs	642	519	123	24%
Other early development candidates and unallocated costs	2,316	1,294	1,022	79%
Total external costs	9,016	8,602	414	5%
Internal costs:
Employee compensation and benefits	5,973	3,619	2,354	65%
Facility and other	1,009	414	595	144%
Total internal costs	6,982	4,033	2,949	73%
Total research and development expense	$15,998	$12,635	$3,363	27%

The increase in research and development expense was primarily attributable to the following:

●	The $0.4 million increase in external costs from the three months ended September 30, 2019 to the same period in the current year primarily related to increased research, preclinical development and manufacturing costs, and clinical trials associated with our product candidate MORF-057, targeting α4β7, and other external research costs associated with our early development candidates, offset by a decrease of $2.4 million in costs related to the αvβ6 program.

◾	The $2.9 million increase in internal costs from the three months ended September 30, 2019 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $1.9 million, or 64%, from $2.9 million for the three months ended September 30, 2019 to $4.8 million for the three months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to a $1.1 million increase in non-cash compensation expense, a $0.5 million increase in payroll and payroll-related expenses due to increased headcount and a $0.1 million increase in insurance costs. The increase in these general and administrative expenses was primarily due to operating as a public company during the current year.

Interest Income, Net

Interest income decreased by $1.1 million from $1.3 million for the three months ended September 30, 2019 to $0.2 million for the three months ended September 30, 2020. The decrease in interest income, net was attributable to a decrease in yields on marketable securities during the three months ended September 30, 2020.

Benefit from (Provision for) Income Tax

On March 27, 2020, the President signed into law the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the forecasted net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.1 million for the three months ended September 30, 2020. The income tax expense of $0.3 million recognized for the three months ended September 30, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$39,044	$17,311	$21,733	126%
Operating expenses:
Research and development	54,877	36,912	17,965	49%
General and administrative	13,368	6,807	6,561	96%
Total operating expenses	68,245	43,719	24,526	56%
Loss from operations	(29,201)	(26,408)	(2,793)	11%
Other income:
Interest income, net	1,524	3,480	(1,956)	(56)%
Total other income, net	1,524	3,480	(1,956)	(56)%
Loss before benefit from (provision for) income taxes	$(27,677)	$(22,928)	$(4,749)	21%
Benefit from (provision for) income taxes	427	(569)	996	*
Net loss	$(27,250)	$(23,497)	$(3,753)	16%

*    Percentage not meaningful

Collaboration Revenue

Collaboration revenue increased by $21.7 million, or 126%, from $17.3 million for the nine months ended September 30, 2019 to $39.0 million for the nine months ended September 30, 2020. The increase in collaboration revenue was primarily due to receipt of the $20.0 million payment upon option exercise by AbbVie in August 2020 and higher revenue from our collaboration with Janssen, which was executed in February 2019.

Research and Development Expenses

Research and development expense increased by $18.0 million. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
αvβ6 Program	$3,944	$9,994	$(6,050)	(61)%
Other AbbVie Agreement programs	3,087	3,881	(794)	(20)%
MORF-057	17,585	8,271	9,314	113%
Janssen Agreement programs	2,135	948	1,187	125%
Other early development candidates and unallocated costs	6,389	2,859	3,530	123%
Total external costs	33,140	25,953	7,187	28%
Internal costs:
Employee compensation and benefits	19,270	9,719	9,551	98%
Facility and other	2,467	1,240	1,227	99%
Total internal costs	21,737	10,959	10,778	98%
Total research and development expense	$54,877	$36,912	$17,965	49%

The increase in research and development expense was primarily attributable to the following:

◾	The $7.2 million increase in external costs from the nine months ended September 30, 2019 to the same period in the current year primarily related to increased research and preclinical development and manufacturing costs associated with product candidate MORF-057, targeting α4β7, and other external research costs associated with our other early development candidates and expenses for the programs under Janssen Agreement, offset by a decrease of $6.1 million in costs related to completion of development activities for the selective αvβ6-specific integrin inhibitors program, licensed by AbbVie in August 2020.
◾	The $10.8 million increase in internal costs from the nine months ended September 30, 2019 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function.

General and Administrative Expenses

General and administrative expense increased by $6.6 million, or 96%, from $6.8 million for the nine months ended September 30, 2019 to $13.4 million for the nine months ended September 30, 2020.

The increase in general and administrative expense was primarily attributable to a $2.5 million increase in non-cash compensation expense, a $1.9 million increase in payroll and payroll-related expenses due to increased headcount, a $0.7 million increase in professional services and consulting fees, a $0.9 million increase in insurance costs, and a $0.4 million increase in local and state taxes. The increase in these general and administrative expenses was primarily due to operating as a public company during the current fiscal year.

Interest Income, Net

Interest income decreased by $2.0 million from $3.5 million for nine months ended September 30, 2019 to $1.5 million for the three months ended September 30, 2020. The decrease in interest income, net was attributable to a decrease in yields on marketable securities during the nine months ended September 30, 2020.

Benefit from (Provision for) Income Tax

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the forecasted net operating loss generated during fiscal year 2020 permitted under the CARES Act. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.4 million for the nine months ended September 30, 2020. The income tax expense of $0.6 million recognized for the three nine ended September 30, 2019 was driven largely by the projected tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2020, we have funded our operations with net proceeds of $93.3 million from sale of common stock in our IPO, gross proceeds of $6.9 million from the sale of common stock under the ATM Agreement, the gross proceeds of $138.1 million from sales of our convertible preferred equity securities and borrowings of $1.0 million under our credit facility with SVB, $100.0 million we received as an up-front, non-refundable payment from our collaboration with AbbVie along with a $20.0 million option exercise payment, $10.0 million we received as an up-front, non-refundable payment from the Janssen Agreement, as well as on-going research funding from the Janssen Agreement.

The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in thousands)
Cash and cash equivalents	$231	$10,227
Money market funds (included in cash equivalents)	97,849	91,332
Marketable securities	115,066	135,457
Total cash, cash equivalents, and marketable securities	$213,146	$237,016

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(31,572)	$(27,576)
Net cash provided by (used in) investing activities	19,476	(91,785)
Net cash provided by financing activities	8,617	93,267
Net decrease in cash and cash equivalents and restricted cash	$(3,479)	$(26,094)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $31.6 million for the nine months ended September 30, 2020 compared to $27.6 million in cash used in operating activities for the nine months ended

September 30, 2019. The increase in cash used in operating activities was primarily driven by a $24.5 million increase in operating expenses, partially offset by the $20.0 million option exercise payment received from AbbVie.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $19.5 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $91.8 million for nine months ended September 30, 2019. The cash provided by investing activities in the current year is due to maturities of marketable securities which have been reinvested in money market funds. During the nine months ended September 30, 2019, we purchased marketable securities to invest the upfront payments received from AbbVie and Janssen in the fourth quarter of 2018 and the first quarter of 2019, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $8.6 million for the nine months ended September 30, 2020 resulted from the receipt of $1.1 million in proceeds from issuance of common shares under ESPP, $1.2 million in proceeds received upon stock option exercises, and $6.3 million net proceeds received from sales of shares of common stock under the ATM Agreement. During the nine months ended September 30, 2019, the Company completed its IPO and raised $93.3 million, net of offering costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

◾	the costs of conducting preclinical studies and clinical trials;
◾	the costs of future manufacturing;
◾	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
◾	the costs, timing, and outcome of regulatory review of our product candidates;
◾	our ability to establish and maintain collaborations on favorable terms, if at all;
◾	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
◾	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

◾	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
◾	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
◾	our headcount growth and associated costs as we expand our business operations and research and development activities;
◾	the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the effects of the COVID-19 pandemic; and
◾	the cost of operating as a public company.

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

During the quarter ended September 30, 2020, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

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

Contractual Obligations

As of September 30, 2020, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the

period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:

●	We are a clinical stage biopharmaceutical company with a limited operating history, no product candidates approved for commercial sale, and a history of significant losses. We expect to continue to incur significant losses for the foreseeable future and we may never achieve profitability.
●	We will require substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts or other operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our product candidates are in early stages of development. We and our partners may not obtain regulatory approvals for or successfully commercialize our product candidates, including our lead product candidate MORF-057 and our candidates in the selective αvβ6-specific integrin inhibitors program licensed to AbbVie.
●	Our ongoing and future clinical trials may reveal significant adverse events not seen in our preclinical studies, and there is no guarantee that successful results in preclinical studies will lead to successful results in clinical trials. In addition, significant adverse events or other side effects may lead to difficulty in recruiting patients to our clinical trials, and we may be required to abandon our development efforts of our product candidates, which will adversely affect our business and financial condition.
●	We currently have collaborations with AbbVie and Janssen, from which we have derived substantially all of our revenue. Continued revenue from these collaborations require successful development of our product candidates.
●	Our product candidates are subject to extensive governmental regulations, and we and/or our collaborators may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval. If we do not receive regulatory approval, we may be unable to commercialize our product candidates. We do not have prior experience in managing the clinical trials necessary to obtain such regulatory approvals.

●	If we are not able to obtain, maintain and enforce patent protection for our technologies or our product candidates, the development and commercialization of our product candidates may be adversely affected.
●	Our successful largely depends on the continued service of our key management, advisors and other specialized technical personnel involved with the crystallization of integrins.
●	A sale of a substantial number of shares of our common stock, including under our “at-the-market” offering with Jefferies or other equity or debt offering of our securities, may cause the price of our common stock to decline.
●	Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 89% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
●	Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock.
●	The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical and clinical studies. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical and clinical studies.

The COVID-19 pandemic could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to current and planned clinical trials and ultimately of reviews and approvals of our product candidates. Infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems worldwide. The effects of COVID-19 may also slow potential enrollment of current and planned clinical trials, reduce the number of eligible patients for our current and planned clinical trials, create difficulties in recruiting clinical site investigators and staff, divert healthcare resources away from the conduct of clinical trials, delay receiving approval from local authorities to initiate our current and planned clinical trials, delay necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, interrupt key clinical trial activities (like site monitoring) due to travel limitations imposed by authorities, and create difficulties in data collection and analysis, among other things. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our preclinical or clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Any delays to our current and planned timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

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

Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. We do not yet know the full extent of potential delays or impacts on our business, our preclinical and clinical studies, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to Our Financial Position and Need for Capital

We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have a history of significant losses and expect to continue to incur significant losses for the foreseeable future.

We are a clinical stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

Our lead product candidate for our α4β7 program isMORF-057, and it has entered into a Phase 1 clinical trial in healthy volunteers. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For three and nine months ended September 30, 2020, we reported net income of $5.4 million and net loss of $27.3 million, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $124.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

◾	conduct clinical trials for our lead product candidate MORF-057 in our α4β7 program, and any future product candidates;
◾	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
◾	manufacture, or have manufactured, preclinical, clinical and commercial supplies of our product candidates;
◾	seek regulatory approvals for our product candidates or any future product candidates;
◾	commercialize our current product candidates or any future product candidates, if approved;
◾	attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
◾	hire additional clinical, scientific and management personnel;
◾	add operational, financial and management information systems and personnel;
◾	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;
◾	experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19; and
◾	incur additional costs associated with operating as a public company.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidate for our α4β7 program, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our product candidates from our lead program, α4β7. Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2020, we had $213.1 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance our current product candidates from our lead program, α4β7, and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have no products on the market and all of our product candidates are in early stages of development. We submitted an IND for MORF-057, our lead candidate in our α4β7 program in July 2020, and the FDA activated the IND on August 8, 2020. We initiated a Phase 1 clinical trial for this program in September 2020.

As part of our collaboration with AbbVie, they had an option to license our αvβ6-specific integrin inhibitor program for future development and commercialization. On August 25, 2020, AbbVie exercised the option and paid us a one-time payment of $20.0 million in September 2020. By exercising this option, AbbVie controls and is responsible for the development and commercialization of the αvβ6-specific integrin inhibitor program.

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

Our business is heavily dependent on the success of our current and future product candidates, including our lead product candidate for our α4β7 program. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our α4β7- and αvβ6-specific integrin inhibitors programs. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate for our α4β7 program. We have not previously submitted a new drug application, or NDA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of our current and future product candidates will depend on many factors, including the following actions to be taken by us or by AbbVie, as applicable:

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

All of our product candidates are in preclinical development, other than our lead product candidate, MORF-057 which is in a Phase 1 clinical trial with healthy volunteers, and the risk of failure is high for all programs. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

Our lead product candidate is the α4β7-specific integrin inhibitor MORF-057. We submitted an IND for MORF-057 in July 2020, and the FDA activated the IND on August 8, 2020. We initiated a Phase 1 clinical trial in healthy volunteers in September 2020.

As part of our collaboration with AbbVie, on August 25, 2020, AbbVie exercised its option to license our αvβ6-specific integrin inhibitor program and paid to us a one-time payment of $20.0 million. By exercising this option, AbbVie controls and is responsible for the development and commercialization of the αvβ6-specfic integrin inhibitor program.

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our α4β7-specific integrin inhibitor program or any future product candidates, including:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our current or future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in current or future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

Our current and future clinical trials or those of our current and future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

The success of our business depends in part upon our ability to discover, develop and commercialize products based on our MInT Platform. Our lead program for α4β7 and our research programs, or those of our collaborators, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. For example, we are initially focused on our lead product candidate, MORF-057, in our α4β7--specific integrin inhibitor program. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our α4β7 clinical program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies. Further, Roche Holding AG has an α4β7 / αEβ7 monoclonal antibody in Phase 3 development for IBD and Protagonist Therapeutics, Inc. has a gut-restricted α4β7 program in Phase 2 development for ulcerative colitis.

Our αvβ6-specific integrin inhibitor program, including MORF-720 and MORF-627, is under development for the treatment of idiopathic pulmonary fibrosis (“IPF”) by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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

Our collaborations with AbbVie and Janssen are important to our business. We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations currently represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. On August 25, 2020, AbbVie exercised the option for our αvβ6-specific integrin inhibitor program and paid to us a one-time payment of $20.0 million. We have derived substantially all of our revenue to date from these collaboration agreements, and we expect a significant portion of our future revenue and cash resources to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

We rely and expect to continue to rely on third parties to conduct certain of our preclinical studies or clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations and prospects.

We rely and intend to rely in the future on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of preclinical studies and clinical trials of our product candidates. Because we rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Under our collaboration agreements with AbbVie and Janssen, our collaborators will assume responsibility for the manufacturing according to the terms of those agreements for licensed products. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 pandemic, we may be unable to secure the supply of product candidates required for our preclinical studies.

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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or medical pandemics such as the COVID-19 pandemic. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

We, or our third-party contract research organizations, face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the COVID-19 pandemic or other epidemics or pandemics. If there are closures or other restrictions in places where we or our vendors work or transport supply, we may experience disruptions to our operations. We have and may continue to also experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has and may continue to experience disruptions, such as temporary closure of the offices of our suppliers and suspension of services, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.

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

As of September 30, 2020, we had approximately 87 full-time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of Praveen P. Tipirneni, M.D., our chief executive officer, as well as other members of our management team, other key employees and advisors. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors, including due to illness resulting from COVID-19, could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, in particular, personnel involved with crystallization of integrins, because of the highly technical nature of our product candidates and technologies related to our MInT Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

Our research and development activities include the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in Waltham, Massachusetts that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of Middlesex County, Massachusetts. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2020, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to the modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

On July 8, 2020, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with such shelf registration statement, on July 1, 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and Jefferies LLC (“Jefferies”). Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Jefferies pursuant to the terms of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Based on the beneficial ownership of our common stock as of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 89% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*

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

MORPHIC HOLDING, INC.

November 9, 2020	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ Marc Schegerin
November 9, 2020		Marc Schegerin
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

November 9, 2020	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)