Form 10-K
period 2020-12-31
Morphic Holding, Inc.
filed 2021-03-01
CIK 1679363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ◻ No ⌧

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for as reported on The Nasdaq Global Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $318,431,000.

The number of shares outstanding of the registrant’s Common Stock as of February 24, 2021 was 32,449,889.

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

ITEM 1.      BUSINESS.

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite significant unsuccessful efforts by others, we believe tremendous untapped potential remains for us to develop oral integrin therapies. The Morphic integrin technology platform, or MInT

Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers comprised of single-ascending dose, or SAD, food effect, and multiple-ascending dose, or MAD, cohorts to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC. In the SAD portion of the Phase 1 study, MORF-057 was found to be generally well tolerated in all five dose cohorts receiving MORF-057 in single doses ranging from 25 mg to 400 mg. The pharmacokinetic profile exhibited generally dose-proportional and predictable pharmacokinetics, or PK, that continue to support BID (twice-daily) dosing. The key pharmacodynamic measurement in the trial was mean α4β7 receptor occupancy (RO), which indicated the percentage of α4β7 bound by MORF-057 to be greater than 95% at 12 hours after a single dose across the three highest dose cohorts.

We have also developed selective oral αvβ6-specific integrin inhibitors including MORF-720 and MORF-627, for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis, or IPF, and additional indications under our collaboration with AbbVie, entered into in October 2018, or the AbbVie Agreement. Under the terms of the AbbVie Agreement, AbbVie had an option to license our αvβ6-specific integrin inhibitor program for future development and commercialization. In August 2020, AbbVie exercised the option and now controls and is responsible for the development and commercialization of our αvβ6-specific integrin inhibitor program. In connection with the option exercise, AbbVie made a one-time $20.0 million payment to us. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the AbbVie Agreement. We continue to advance additional discovery programs with AbbVie as a part of this collaboration.

Beyond these lead targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Two of our wholly-owned programs have advanced into the lead optimization phase of discovery, αvβ1 for fibrosis indications and αvβ8 for oncology.

Integrins are a family of transmembrane cell adhesion proteins that localize cells in specific tissues and then modulate cellular functions in response to these environments. They are the only receptors that can “integrate” extracellular and intracellular stimuli. Integrins contain two subunits: one protein in the integrin dimer comes from the α family and one from the β family. Combinations of various α and β subunits form 24 integrins that are subdivided across four receptor subgroups: those on leukocytes, and those that recognize RGD-peptide, collagen and laminin ligands. Their activity is modulated by the complexity of their conformational states. Tissues have distinct integrin expressions and these integrins play a role in autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. We believe the diversity and specificity of integrin involvement in a broad range of diseases make this set of molecules ideal drug targets.

Based on the broad therapeutic potential of integrin inhibition and activation and the productivity of our MInT Platform, we have made the strategic decision to retain full commercial rights to certain compounds and indications in our development pipeline while selectively collaborating on the development of those that do not match our current resources or therapeutic focus. The AbbVie Agreement was designed to advance a number of our oral integrin programs for fibrosis-related indications, which included an upfront payment of $100.0 million to us to provide research and development activities. The AbbVie Agreement also provided AbbVie with exclusive license options on product candidates directed at several targets, including an option to our αvβ6-specific integrin inhibitor program, which they exercised in August 2020. In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, and in December 2020 we agreed with Janssen to commence work on a third research program and Janssen agreed to pay us $5.0 million as a commencement fee. In the aggregate, we are eligible to receive up to $729 million from the collaboration in upfront, option and milestone payments, as well as royalties on net sales. We believe these collaborations further validate the transformational potential of our MInT Platform.

We were founded in 2014 by Dr. Timothy A. Springer of Harvard Medical School and Boston Children’s Hospital, a world-renowned immunologist and biophysicist who discovered integrins. He established the importance of integrin conformations in modulating disease activity. Today, pursuant to an exclusive license from the Children’s Medical Center Corporation, or the Springer Laboratory, our MInT platform is powered by these initial insights, together with our proprietary knowledge of integrin conformations, affinity regulation and dynamics. Together, this enables us to discover novel product candidates that bind and revert disease-specific integrin conformations to a non-disease physiologic state.

We have assembled an experienced management team, board of directors and scientific advisory board with specialized expertise in integrin therapies. They collectively bring extensive experience in discovering, developing and commercializing therapeutics, having worked at companies such as AbbVie, Inc., Acceleron Pharma, Inc., ArQule, Inc., Biogen Inc., Cubist Pharmaceuticals, Inc., Gilead Sciences Inc., Johnson & Johnson, Pfizer Inc., and Pharmacia Corporation.

Since our inception, we have raised $417.7 million in gross proceeds from equity financings, including our initial public offering in July 2019, and collaboration payments.

Our Strategy

Our goal is to use our MInT Platform to discover and develop potentially first-in-class oral small-molecule integrin therapeutics. We believe our platform has the potential to transform the treatment paradigm for patients suffering from a broad range of serious chronic diseases. The key tenets of our business strategy to achieve this goal include:

◾	Establishing orally available integrin modulators as a new treatment for serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. We are leveraging our MInT Platform to create a new class of oral integrin targeted therapeutics to treat diseases where integrins are dysregulated and a potential benefit for oral therapies exists. We have prioritized our initial development efforts on diseases with established clinical endpoints and biomarkers, which we believe will enable us to more rapidly achieve clinical proof of concept. We are advancing our lead wholly-owned product candidate, MORF-057, a α4β7 specific integrin inhibitor, through clinical development for the treatment of IBD.
◾	Leveraging our proprietary MInT Platform and knowledge base to grow our pipeline of novel integrin therapeutics. Our comprehensive MInT Platform, coupled with our development capabilities, have enabled us to build a pipeline of novel product candidates targeting chronic diseases caused by integrin dysregulation. We intend to expand our pipeline by unlocking the therapeutic potential of the four integrin subgroups to treat diseases with high unmet medical need and to potentially expand our current product candidates into new indications.
◾	Continuing to drive innovation across our MInT Platform. We intend to extend our leading position in the field of integrin medicine by continuing to develop and incorporate platform innovations that can further broaden the potential therapeutic reach of our oral integrin programs. Our key focus areas include iteratively expanding the breadth of our structural knowledge in crystallography through technological investments, broadening our library of conformationally-specific integrin chemotypes and deepening our fundamental understanding of integrin disease biology. We believe that as we further expand our knowledge base, we will be able to iteratively grow our platform and deepen our understanding of additional integrin targets.
◾	Independently commercializing our products, if approved, in indications and geographies where we believe we can realize maximum value. We plan to independently advance those product candidates that we believe have well-defined clinical and regulatory approval pathways, and that we believe we can commercialize successfully, if approved. We may also seek to form strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area. Our current collaborations with AbbVie and Janssen exemplify various aspects of this strategy.

Our Focus — Integrin Receptors

Integrins are the only receptors in the human body that use both intracellular and extracellular ligands to transmit signals both from inside of the cell to the outside of the cell and from the outside of the cell to the inside of the cell. Reciprocally, these states are regulated by tensile forces transmitted through integrins when they bind to extracellular ligands and the intracellular cytoskeleton. This bi-directional signaling ability allows integrins to affect virtually every aspect of cell and organ homeostasis. Consequently, the dysregulation of integrin signaling is associated with many human diseases including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer.

Integrin receptors are evolutionarily conserved. Integrins exist as paired combinations of 18 α and eight β subunits resulting in 24 known heterodimers. These pairings give integrins their unique abilities to recognize their ligands and modulate cellular function in specific ways. Integrins are subdivided into those on leukocytes, and those that recognize RGD-peptide, collagen and laminin ligands. They regulate numerous aspects of cell biology and physiology including leukocyte trafficking, activation of platelets and leukocytes, activation of growth factors such as TGF-β, cell adhesion to the basement membrane and extracellular matrix, and retention or adhesion strengthening of cells within tissues. This diverse set of functions makes them actionable targets across a broad range of human diseases based on preclinical modeling or clinical establishment. The figure below summarizes the 24-member integrin family and areas of clinical relevance:

Proprietary					Partnered	
Autoimmune		Cancer		Fibrosis	Metabolic	Cardiovascular
$\alpha_4\beta_7$	$\alpha_1\beta_1$	$\alpha_v\beta_8$	$\alpha_M\beta_2$	$\alpha_v\beta_6$	$\alpha_{11}\beta_1$	$\alpha_{11}b\beta_1$
$\alpha_4\beta_1$	$\alpha_2\beta_1$	$\alpha_v\beta_8$/	$\alpha_9\beta_1$	$\alpha_v\beta_1$ /$\alpha_v\beta_6$	$\alpha_v\beta_1$	$\alpha_5\beta_1$
$\alpha_E\beta_7$	$\alpha_{10}\beta_1$	$\alpha_v\beta_6$	$\alpha_3\beta_1$	$\alpha_v\beta_6$	$\alpha_2\beta_1$	$\alpha_v\beta_1$ / $\alpha_v\beta_3$
$\alpha_L\beta_2$	$\alpha_5\beta_1$	pan-	$\alpha_{11}\beta_1$	$\alpha_v\beta_3$	$\alpha_3\beta_1$	/$\alpha_v\beta_5$
$\alpha_D\beta_2$	$\alpha_v\beta_8$	α_v		$\alpha_5\beta_1$		
		$\alpha_5\beta_1$		pan-α_v		
Inflammatory bowel disease, multiple sclerosis, psoriasis, rheumatoid arthritis, asthma, dry eye, disease, uveitis, chronic obstructive pulmonary disease		Gastrointestinal cancers, immuno-oncology indications		Idiopathic pulmonary fibrosis, primary sclerosing cholangitis, primary biliary fibrosis, scleroderma, age-related macular degeneration	Chronic kidney disease, nonalcoholic steatohepatitis, diabetic macular edema	Acute coronary syndrome, other

Integrins as a Therapeutic Target Family

Integrins have long been recognized as drug targets. In the 1980s, the therapeutic interrogation of integrins focused on the RGD integrin, αIIbβ3. When αIIbβ3 on platelets is activated, it binds to fibrin, which bridges it to adjacent platelets and leads to clot formation. As the molecular details establishing the essential role of αIIbβ3 in platelet aggregation emerged, it became clear that inhibition of its ligand binding function would be antithrombotic. In 1994, abciximab (marketed as ReoPro®) became the first approved integrin therapy for patients undergoing percutaneous transluminal coronary angioplasty, followed by the approval of tirofiban (marketed as Aggrastat®) and eptifibatide (marketed as Integrilin®).

The next stage of development of integrins as drug targets has focused on integrin receptors on leukocytes. These therapies modulate autoimmunity by inhibiting the ability of activated immune cells, including T-cells, to enter chronically inflamed tissues. Four approved integrin medicines belong to this category:

◾	Efalizumab (formerly marketed as Raptiva® and subsequently withdrawn from the market), an injectable antibody inhibitor of αLβ2, approved by the FDA in 2003 for the treatment of chronic moderate to severe psoriasis;
◾	Natalizumab (marketed as Tysabri®), an infusible antibody inhibitor of α4β1, approved by the FDA in 2004 for the treatment of relapsing forms of multiple sclerosis and in 2008 for the treatment of moderate to severe active Crohn’s disease;
◾	Vedolizumab (marketed as Entyvio®), an infusible antibody inhibitor of α4β7, approved by the FDA in 2014 for the treatment of moderate to severe active ulcerative colitis or Crohn’s disease; and
◾	Lifitegrast (marketed as Xiidra®), a topical small-molecule inhibitor of αLβ2, approved by the FDA in 2016 for the treatment of keratoconjunctivitis sicca (dry eyes).

According to Global Data, these autoimmune therapies were estimated to have achieved combined annual sales in their respective 2019 fiscal years of approximately $5.2 billion.

Development Challenges of Oral Integrin Modulators

The infusible, injectable or topical nature of these therapies has limited their utility. To address these limitations, pharmaceutical companies have invested significant resources in discovering and developing oral systemic integrin therapies. For αIIbβ3 alone, six different compounds (roxifiban, sibrafiban, orbofiban, xemilofiban, lefradafiban, lotrafiban) were advanced into registrational Phase 3 clinical trials. Disappointingly, the results of these trials showed these oral systemic inhibitors of αIIbβ3 increased vascular death in patients with acute coronary syndrome. After a decade to understand these failures, we now know that all failed oral inhibitors stabilized the active integrin conformation and promoted ligand signaling if they were not potent enough to maintain full active site binding. These drawbacks resulted in greater platelet aggregation and an increased rate of adverse events.

Additionally, the unexpected disease-activating activity of oral leukocyte integrin inhibitors was observed during a Phase 2 development of firategrast, an oral non-selective inhibitor of α4β1 and α4β7, where the symptoms in the patients with multiple sclerosis were exacerbated when firategrast was administered in non-saturating doses. This resulted in an increase in lesions and an increased rate of adverse events. The development of this compound was subsequently halted.

Our Platform and Approach

We believe that our MInT Platform allows us to address and overcome the challenges faced by developers of first-generation oral integrin-targeted therapeutics.

Integrin Model

We believe that our discovery platform enables us to be the only company working across the entire 24-member integrin target family. Our MInT Platform consists of three unique capabilities:

◾	Proprietary ability to determine integrin structures. Using our protein constructs, cell lines and know-how, we have elucidated over 300 proprietary structures for clinically important targets across the integrin class.
◾	Tunable product candidate design engine. We have built a library of over 12,000 optimized compounds using sophisticated medicinal chemistry capabilities and biological assays that allows us to tune highly potent and selective integrin inhibitors and activators into product candidates for preclinical and clinical development. Our ability to generate product candidates from our tunable product engine is accelerated by our exclusive computational design collaboration with Schrödinger.
◾	Biology and disease translation capability. Our sophisticated and comprehensive suite of biologic tools includes a gene and protein expression atlas, a single-cell resolution profiling of human tissues from diseases of interest and development of biomarkers, which allow us to assess target engagement and pharmacodynamic activity in the disease of interest.

We initially focused on developing product candidates with a target class for areas of high unmet medical needs including:

◾	α4β7 and α4β1, which are established targets for autoimmune diseases; their mechanism of action and the benefits and risks of their inhibition are well understood; and
◾	certain αv integrins that have a preclinically well-characterized mechanism of action through the activation of TGF-β, a clinically important anti-inflammatory cytokine dysregulated in many human pathologies.

To date, we have only tested MORF-057, an α4β7-specific integrin inhibitor, in clinical studies, and we currently only have pre-clinical data regarding oral bioavailability of our other product candidates.

Our understanding of the mechanism of integrin receptor activity, modulated by complex conformations and signaling, is unique and allows us to discover both inhibitors and activators across the integrin receptor target family. Our capability has been validated by our advancement of αvβ6 and α4β7 programs, as well as our collaborations with AbbVie and Janssen. Our MInT Platform consists of three major components:

◾	Proprietary ability to determine integrin structures;
◾	Tunable product candidate design engine; and
◾	Biology and disease translation capability.

Leveraging our deep understanding of integrin conformation and molecular modes of action is a key element of our strategy to identify product candidates. These receptors undergo large conformational changes as shown in Figure 1, resulting in both inactive (bent-closed and extended-closed) and activated states of the receptor (extended-open). In the bent-closed form, the top portion of the integrin, formed by both α and β subunits, folds in half so that the top and lower half associate with each other (Figure 1 left) rendering the integrin inactive. For the integrin to be active, the extended-close state (Figure 1 middle) extends at the α and β mid-leg on the cell surface to render an extended open state (Figure 1 right). As shown with multiple integrins, the bent-closed and extended-closed conformations have low affinities for ligand, while depending on the integrin, the extended-open conformation is 700 to 5,000-fold higher in affinity for ligand. These changes in integrin conformation and affinity function to transmit bi-directional signals, enabling communication of the cell expressing the integrin on its surface and the extracellular matrix or ligands on other cells.

Figure 1: Integrin dynamic conformational states. Left — bent-closed inactive form of the integrin heterodimer pair, Middle — extended-closed inactive, and Right — extended-open active.

Our novel MInT Platform is rooted in our structural biology capability based on deep insights into control of complex integrin conformational states. Dr. Springer characterized an initial set of small molecules to lock specific integrin conformations and we have used and advanced this knowledge to optimize the pharmacology of our oral integrins. We design our compounds to recognize integrin conformational states that are physiologic dysregulated in disease. Binding of our compounds to integrins promotes the integrin to adopt a structure that is characteristic of healthy tissue and stops disease-specific integrin signaling. We believe past attempts to develop small molecules targeting integrins have in part failed due to a lack of sufficient understanding of these conformational changes and their impact on disease. We believe our MInT Platform has positioned us to apply our deep understanding of the biologic underpinnings of diseases linked to integrin dysfunction to develop a pipeline of novel integrin therapeutics.

The Morphic Integrin Technology (MInT) Platform

Given that the integrin target family consists of structurally and functionally related proteins, each cycle of the MInT Platform yields chemistry assets and biological data in our programs of interest while in parallel furthering our understanding of the structure and function of new integrin complexes. We believe this results in a rapid strategic compounding of knowledge and assets with each turn of the MInT design cycle. Our α4β7 program produced its first development candidate over three years after program initiation. Our αvβ6 program took only two years to achieve the same goal, which we believe was due in part to insights we had gained on chemical features that optimized oral bioavailability, clearance and metabolic stability. The chemotypes and initial medicinal chemistry hits we discover become tools and compounds that can further our knowledge base around each individual integrin, which also extends to related integrins. For example, discovery efforts in αvβ6 led to highly selective αvβ1 and αvβ8 advanced leads and starting points for additional targets, directly enabling new wholly-owned programs and supporting collaboration efforts.

As shown in the graphic below, the iterative MInT design cycle consists of nine steps based on the three pillars of our MInT Platform: our proprietary ability to determine integrin structures, our tunable product candidate design engine, and our biology and disease translation capability.

Proprietary ability to determine integrin structures

We believe that an understanding of protein crystal structures enables more effective product candidate design. Integrins are difficult to characterize structurally because they are composed of many flexible domains and interdomain linkers (see Figure 1). Our unique position of integrin structural knowledge and cell lines, and access to crystal structures for half of the integrin targets, proprietary protein reagents and knowhow has allowed us to elucidate over 300 proprietary structures for clinically important targets. Our novel approach is based on combining our deep understanding of structural biology and how integrin protein conformation regulates function in disease. An example of this is in our α4β7 program where the crystal structure of the drug binding site enables the design of novel ligands that bind at the interface of the α and β subunits (Figure 2). This critical information at the molecular level directs our research to unlock the potential of this family of receptors and develop small molecules for targeting specific conformations of the integrin receptors.

Figure 2: Left — X-ray crystal structural of the top portion of the heterodimer or headpiece of the human α 4β7 integrin receptor with the α-subunit on the left and β-subunit on the right. The drug binding site for this receptor is at the interface of the α and β subunits. Right — Zoomed in view of the drug binding site showing the key interactions responsible for regulation of protein conformation in this integrin. Data for structural rendering from: Yu, Y., Zhu, J., Mi, L.Z., Walz, T., Sun, H., Chen, J.-F., Springer, T.A. (2012). Structural specializations of α4β7 an integrin that mediates rolling adhesion. J. Cell Biol. 196, 131-146.

Tunable product candidate design engine

Proprietary Chemistry: We have significant know-how in the development of molecules that stabilize specific integrin receptor conformations, which supports our novel approach to the identification of oral integrin inhibitors. Today, our small molecule chemical library, which continues to grow, contains over 12,000 uniquely designed integrin modulators (inhibitors and activators), and our drug design technology leverages our proprietary understanding of integrin target dynamics. When coupled with our deep understanding of the molecular mode of action of specific integrins, we believe we can design appropriate chemotypes for each integrin function. Further optimization of library compounds, combined with excellence in medicinal chemistry, enables the identification of potent, selective oral small molecule product candidates.

Exclusive Schrödinger Computational Chemistry Collaboration: We have a collaboration with Schrödinger, a leader in chemical simulation and in silico drug discovery, that is exclusive as to integrins. We believe this collaboration enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational technologies. Our collaboration with Schrödinger enables us to design molecules with atomic precision utilizing advanced structure-guided drug design technology.

Our In Vitro Integrin Assay Panels: To identify novel inhibitors that stabilize disease-relevant receptor conformations, we have established a suite of robust in vitro assays that cover a majority of integrin family members. These proprietary in-house screening assays enable biochemical and functional characterization of potency and selectivity within the integrin family, serving as powerful tools in different stages of the drug design process.

Biology and disease translation capability

The MInT Platform is built upon a deep understanding of integrin biology in human diseases, including integrin tissues and a cell expression atlas. We have built a sophisticated and comprehensive suite of in vitro, ex vivo, and disease-specific in vivo assays designed to evaluate the pharmacological effects of integrin modulation and to gain additional insights into their mechanism of action. For example, in December 2019 we entered into a research collaboration with Engitix Ltd. to identify new MInT amenable targets in fibrostenotic IBD (primarily in Crohn’s disease) and a collaboration with the Cleveland Clinic in 2020 to strengthen our translational capabilities in IBD. The biological learnings from these assays have the potential to accelerate our work across multiple integrin discovery programs. We hope to strategically translate preclinical observations into our clinical development plans. These, along with our growing capabilities in pharmacokinetic and pharmacodynamic modeling, have enabled our discovery of integrin inhibitors that have the potential to impact human diseases of autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer.

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

Our Lead Product Candidates

MORF-057: Our α4β7-specific Integrin Inhibitor for Autoimmune Inflammation

We are advancing our lead α4β7 integrin inhibitor MORF-057 as a potential oral treatment for ulcerative colitis and Crohn’s disease, two of the most common types of inflammatory bowel disease, or IBD. Current IBD medical management strategies focus on inducing and maintaining disease remission with corticosteroids, immunomodulators and injectable monoclonal antibody therapies. We believe our oral integrins have the potential, if approved, to offer a targeted, safe, efficacious, and more convenient method of treatment for patients suffering from IBD.

Background on Inflammatory Bowel Diseases

IBD comprises several autoimmune and immune-mediated conditions characterized by chronic inflammation of the gastrointestinal tract. In ulcerative colitis, inflammation is limited to the lining of the colon, whereas in Crohn’s disease, inflammation can segmentally affect any part of the gastrointestinal tract but extend through the entire thickness of the bowel wall. Symptoms of these conditions include persistent diarrhea, abdominal pain, rectal bleeding, weight loss, and fatigue. Approved biologic medications for moderate-severe IBD have a primary induction non-response rate of up to 30 percent, and up to 45 percent of patients lose response over time; as such even newer agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. According to a report by the Crohn’s and Colitis Foundation, as of November 2014, there were approximately 907,000 people living with ulcerative colitis and 780,000 with Crohn’s disease, with 38,000 and 33,000 new cases diagnosed per year, respectively, in the United States.

The mainstays of therapy over many years have been oral and topical salicylates and glucocorticoids, and various immunosuppressive agents. Anti-integrin antibody therapy for IBD was first introduced with the approval of the α4 integrin inhibitor natalizumab for Crohn’s disease, an indication approved following its initial approval for multiple sclerosis. Natalizumab therapy is associated with, and carries a black box warning for, progressive multifocal leukoencephalopathy, or PML, related to its α4β1 inhibitory activity, which has limited its use in Crohn’s disease. PML is a rare and often fatal viral disease characterized by progressive damage of the white matter of the brain at multiple locations. Vedolizumab, a monoclonal antibody inhibitor of the integrin α4β7, is approved for the induction and maintenance of remission in lateline ulcerative colitis and does not carry a black box warning. Vedolizumab is also approved as a lateline option for Crohn’s disease.

Overview of Pathway and Target Biology

Integrin α4β7 binds to mucosal addressing cell adhesion molecule, or MAdCAM, which is expressed at a high level almost exclusively on the endothelial cells of the gut. Blockade of this interaction prevents immune cell entry into inflamed tissue in the gut and has been shown to be effective in treating IBD, as evidenced by the approval of vedolizumab.

Our Solution

We have generated oral small molecule integrin therapeutics targeting α4β7 intended to treat patients with ulcerative colitis and Crohn’s disease. Our strategy is driven by our ability to discover oral therapies and our knowledge of how to minimize off target risk of inhibiting α4β1, which is implicated in PML. We believe this program represents an example of a target class with opportunities to differentiate from established therapies, utilizing our MInT Platform. We believe that safe and effective oral therapies have the potential to transform the lives of IBD patients in two distinct ways: (i) as an earlier line of therapy, and (ii) in combination with other agents in the IBD landscape.

Preclinical Data, Pharmacology and Biomarker Data

Using our proprietary MInT Platform, we have designed α4β7 small molecule-inhibitors, including MORF-057, that are potent and have high selectivity for α4β7 relative to other integrins, including α4β1 and αEβ7, as assessed by a suite of in vitro assays. Table 1 below shows measurements of the potency of MORF-057 as assessed in our cell adhesion assays, as compared to reference products vedolizumab, natalizumab and etrolizumab, as well as AJM300, a product candidate being developed by a third party. We determined all of these potencies in our laboratories. The cell adhesion assay evaluated the ability of α4β7 to bind to its ligand MAdCAM, α4β1 to its ligand VCAM, and αEβ7 to its ligand E-cadherin in vitro. These assays have been shown to be useful in discovering drug candidates for IBD. IC50 values are commonly accepted measurements of drug potency.

MORF-057 has been observed to be a highly potent α4β7 inhibitor with >3,000-fold selectivity in our cell adhesion assay- as compared to α4β1 and αEβ7.

*RPMI8866, Jurkat and K562- αEβ7 transfected cell lines used for α4β7, α4β1 and αEβ7, respectively.

ND = Not Determined

DDW 2020, Morphic Therapeutic, Jamie Wong, ePoster Tul1283

The in vivo activity of our α4β7 inhibitor was also evaluated in a single dose acute pharmacodynamic model, where the impact of blocking the α4β7 integrin on the trafficking of T lymphocytes to the gut was assessed in mice. The procedure of the T lymphocyte homing uses fluorescently labelled TK1 cells, which expresses high level of α4β7 integrin on the surface and an n of 5 animals per group. A number of our compounds, including our development candidate MORF-057, have been evaluated in this assay to assess dose response (Figure 3). We observed a statistically significant response at all doses tested, and at the three highest doses tested with both compounds, we observed our compound to be as potent as DATK32, a mouse surrogate of the α4β7 antibody vedolizumab. In Figure 3 below, the right panel shows dose-dependent inhibition of the carboxyflourescein succinimidyl ester, or CFSE, labeled T cells homing to mesenteric lymph nodes observed with our small molecule α4β7 inhibitor and DATK32, a mouse surrogate of vedolizumab in the assay. All treatment groups showed a statistically significant difference (***p<0.0001) compared to vehicle, using a one-way analysis of variance (ANOVA), followed by Bonferroni’s multiple comparison test. MORF-057 exhibited good in vitro permeability, resulting in high oral exposure in multiple preclinical models. In addition, MORF-057 has a low to moderate clearance and moderate half-life in animal species, supporting twice daily use in human.

Homing into mLN

mean±SEM

Figure 4. The left panel on the left shows the mechanism of the α4β7expressing lymphocytes in IBD. The α4β7expressing lymphocytes traffic to the gut and adhere to MAdCAM, followed by extravasation and migration to the inflammation site. The panel on the right shows the results of the in vivo assay to detect activity of our product candidates as compared to a mouse surrogate of vedolizumab.

MORF-057 has also been shown to inhibit α4β7 CD4+ T cell trafficking to mucosal sites in a non-human primate model. In this model inhibition of the trafficking of cells to the intestine was monitored indirectly by observing their resulting increase in systemic circulation. Figure 5 below shows that MORF-057 dosed orally twice daily increases the level of T memory cells in circulation in a statistically significant manner.

Figure 5: Fold change in % α4β7 high T memory cells following oral dosing of MORF-057 in non-human primate. Means and SD of data normalized per individual at timepoint 0h (first dose administration). T test analysis was performed at each timepoint. Statistical significance determined using the Holm-Sidak method, with alpha = 0.05. ** p < 0.01, *** p < 0.001.

Translational biomarkers such as receptor occupancy, or RO, have been validated as a pharmacodynamics marker in preclinical studies and early clinical trials of vedolizumab. When a product candidate binds to α4β7, it occupies the integrin ligand binding site and interferes with the ability of MAdCAM to bind and contribute to immune cell accumulation into the inflamed gut tissue. An assay that measures binding of the product candidate to α4β7 in lymphocytes in circulating blood is termed a blood based α4β7 RO assay. Free α4β7 and α4β1 signal intensities were inhibited by increasing concentrations of MORF-057. The results in Figure 6 also show that MORF-057 is highly potent and selective for α4β7. The RO assay exhibits almost identical performance between healthy subjects and UC patients.

Figure 6 left: Calculated percentage α4β7 and α4β1 occupancy at varying MORF-057 concentrations in blood isolated from healthy subjects and ulcerative colitis patients. Data are mean ± SD of 26 donors. Table 6 right: MORF-057 is a potent and selective inhibitor of α4β7 over α4β1 in human whole blood ex vivo in both normal healthy volunteers and UC patients. Values are the mean ± standard deviation.

We are planning to assess the relationships of pharmacokinetics, pharmacodynamics and RO of our α4β7 product candidates in our early clinical studies.

Clinical Development Overview

In September 2020, we announced the initiation of a healthy volunteer Phase 1 clinical trial, with SAD, food effect and MAD cohorts to evaluate the safety and pharmacokinetic profile of multiple doses of MORF-057. We are assessing as a primary predictive pharmacodynamic biomarker the receptor occupancies for both α4β7 and α4β1 integrins, and are also assessing additional exploratory pharmacodynamic signals in the Phase 1 clinical trial.

We expect that our Phase 2 program will be conducted in patients with IBD (beginning with UC) to assess clinical efficacy, safety and pharmacokinetics, as well as RO as a pharmacodynamic marker of α4β7 inhibition, in addition to other translational biomarkers. We expect that patients will be treated with multiple doses of the product candidate until a dose or doses are identified that confer significant levels of clinical response, while at the same time generating steady state RO levels consistent with those of vedolizumab. Once the doses that confer significant clinical benefit are identified, we expect that patients will be continued on treatment for at least 52 weeks. In our Phase 2 program, assessments of disease activity are to be conducted at timepoints including baseline, as well as at 8, 12 and 16 weeks (depending on the study) and upon the completion of approximately one year of treatment. They may include flexible sigmoidoscopy or complete colonoscopy with biopsies to assess colonic mucosal healing, fecal calprotectin, serum biomarkers and standardized scores of disease activity.

In March 2021, we announced preliminary results from the Phase 1 SAD clinical trial of MORF-057 demonstrating that MORF-057 was well tolerated in all dose cohorts ranging from 25 mg to 400 mg and achieved greater than 95% mean receptor occupancy of α4β7 integrin at the three highest dose levels and demonstrated the potential to saturate α4β7 receptor with oral administration. We anticipate reporting a full data set of the Phase 1 clinical trial at a major medical conference in mid-2021 after completion of the MAD and food effect portions of MORF-057’s clinical program and expect to disclose the details of the planned Phase 2 trial after completion and reporting of the full Phase 1 data set.

Additional Preclinical and Discovery Efforts

αvβ8 Integrin modulator program for immuno-oncology

Integrin αvβ8 mediates cell type specific and tissue localized activation of TGF-β1/3. TGF-β is a key regulator of inflammation and immunity that plays a crucial role in tumor formation, progression, and metastasis. In the tumor microenvironment (TME) TGF-β is upregulated, allowing cancer cells to escape immune surveillance, impeding the immune system from mounting an anticancer response. TGF-β overexpression is linked to poor clinical outcomes and checkpoint resistance. In agreement, TGF-β inhibition was shown to enhance the efficacy of immune-checkpoint inhibitors by facilitating T cell anti-tumor immunity in animal models; Currently, multiple clinical trials by others that combine checkpoint inhibitor blockade and TGF-β inhibition are ongoing against various solid tumors. However, TGF-β plays important homeostatic roles across tissues and broad inhibitors of the pathway have encountered safety issues in the clinic.

αvβ8 has a well-described function in maintaining gut immune-homeostasis. αvβ8 integrin on dendritic cells (DC) activates TGF-β, induces tolerance and facilitates the generation of intestinal regulatory T cells (Treg). αvβ8 on Tregs is crucial for Treg-mediated suppression of inflammatory T cells. Moreover, αvβ8 regulates monocyte inflammatory responses and intestinal macrophage homeostasis. Overall, acting across different immune cell types, αvβ8 is crucial for the negative regulation of adaptive immunity, and promotion of immune homeostasis.

Based on described biology, αvβ8 has the potential to systemically regulate tolerance, including tumor immune tolerance. This program aims to deliver an oral small-molecule integrin modulator as an immuno-oncology therapy. The target is expressed in solid tumor and tumor stroma cells, including both immune and non-immune cells. The integrin modulator is expected to have several mechanisms of action, including inhibition of tumor intrinsic and extrinsic TGF-β resulting in increased tumor infiltrating lymphocytes by effects including suppression of Treg, stimulation of antigen presentation by DC and reduced activity of cancer associated fibroblasts. For this program, chemical matter has advanced thanks to synergistic structure activity relationship, or SAR, screening with other integrin modulator programs. The crystal structure of the target integrin was elucidated for the first time in the field using our MInT Platform. Several of our compounds have been co-crystalized to fuel our understanding of the features driving compound selectivity and potency. Target validation and translational biology efforts are underway using small-molecule inhibitors.

Efficacy has been established in a number of syngeneic murine tumor models. For example, in an immune-excluded model of breast cancer (EMT6), a Morphic small molecule inhibitor reversed insensitivity to immune checkpoint blockade (ICB; Figure 7). Significant improvements in tumor burden and survival were accompanied by increased T cell infiltrates and evidence for reduced tumor tolerance. These results suggest that an orally-administered αvβ8 targeted inhibitor has the potential to modulate anti-tumor immune response by acting across the immunologic synapse.

Figure 7: Efficacy in the EMT6 syngeneic murine model of breast cancer following dosing days 6 through 27 following tumor implantations. The panel on the left shows that the combination causes a greater reduction in tumor volume than vehicle or single agents. The panel on the right shows that animals treated with the combination survive longer than vehicle or single agents.

αvβ1 Integrin modulator program for fibrosis

The αvβ1 integrin is an emerging target for fibrosis. In human tissues, increased αvβ1 is observed in IPF, chronic kidney disease, or CKD, and NASH tissues. We have generated crystal structures and advanced chemical matter for this target. Morphic has obtained efficacy in models of liver fibrosis with its selective small molecule inhibitors. Identification of potent and selective inhibitors enabled by the MInT platform has allowed for Morphic to gain unique insight into αvβ1 biology beyond the direct activation of TGF-β by myofibroblasts proposed in the literature. This understanding of αvβ1 is guiding Morphic in indication selection and translational approaches for clinical development.

Additional new integrin programs

Our strategy has enabled the identification of small molecules of multiple integrin targets that allow in-depth interrogations of these mechanisms. We are pursuing additional integrin modulator programs for fibrosis-related indications such as NASH, fibrostenosis, biliary fibrosis, and pulmonary arterial hypertension. Due to the role of integrins in TGF-β activation, mechano-transduction, cell migration and cell proliferation, integrins may trigger different pathways to initiate or exacerbate fibrosis under various pathophysiologic states and their inhibitors may be distinctly well suited for treatment in the context of different organ systems. These programs are at different discovery stages, with at least one of them expected to transition to lead optimization over the next twelve to eighteen months.

Integrin modulators targeting additional receptors

Our research collaboration with Janssen has strategically expanded the targets that our MInT Platform addresses, including αI integrins and modulators that are both inhibitors and activators. Several αI integrins play critical roles in immune cell tissue retention, regulation of collagen stiffness or cell attachment in extracellular matrix. Aberrant expression and function of these integrins have been implicated in a variety of diseases.

License Agreements

AbbVie Agreement

In October 2018, we entered into a research and development collaboration with AbbVie designed to advance a number of our oral integrin therapeutics for fibrosis-related indications.

Under the terms of the agreement, AbbVie paid us an upfront payment of $100.0 million for research and development activities, and we provided AbbVie with exclusive license options on product candidates directed at a number of targets. For each compound related to this agreement, we conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a compound-by-compound basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. The agreement also provides for clinical and commercial milestone payments to us and tiered royalties to us from high single digit to low teens on worldwide net sales on a product-by-product and country-by-country basis for each licensed product until the later of (i) the expiration of the last valid claim within the royalty bearing patents covering such product in such country for so long as a generic product for such licensed product is not available in such country, (ii) ten years after the first commercial sale of such product in such country and (iii) the expiration of any other regulatory commercial exclusivity period in such country. In addition, for certain compounds for which we have completed IND-enabling studies and which meet certain advancement criteria for a liver fibrosis indication, the agreement permits us the option to commit to share development costs in exchange for an increased fixed royalty rate, which option we may exercise following completion of the first Phase 2b clinical trial for the relevant product candidate.

With respect to certain additional integrin targets, the agreement also grants AbbVie a fully paid up, irrevocable and one-time (with limited exceptions) right of first negotiation to obtain an exclusive license to develop and commercialize licensed compounds directed to such targets, and corresponding licensed products, in consideration for additional payments to be negotiated by the parties.

We and AbbVie have each agreed to certain exclusivity obligations under the agreement. In particular, we have agreed not to develop, either alone or with any third party, any product directed to a target for which we have granted AbbVie an exclusive option until the expiration of the agreement or, if AbbVie does not exercise an option, the end of the option period for such target.

AbbVie may terminate the agreement in its entirety, on a country-by-country basis, or on a target-by-target basis (for each target for which AbbVie has exercised an option), at any time and without cause, upon 180 days’ prior written notice to us. Additionally, AbbVie may terminate the agreement on a target-by-target basis (for each target for which AbbVie has exercised an option) immediately upon for any safety reason. Either party may terminate the agreement for an uncured material breach by the other party or in the case of the other party’s insolvency.

In August 2020, pursuant to the agreement, AbbVie exercised its option to exclusively license and control further development and commercialization of our αvβ6–specific integrin program (including MORF-720 and MORF-627) for the treatment of fibrotic diseases including IPF and additional fibrosis-related indications. In connection with the exercise of the option, AbbVie paid us $20.0 million.

Janssen Agreement

In February 2019, we entered into an agreement with Janssen, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen collaboration focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us.

Under the terms of the Janssen Agreement, on a research program-by-research program basis, the companies will collaborate through preclinical development to identify and advance product candidates. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and paid us an additional $5.0 million in January 2021 upon an amendment to the agreement to include activating antibodies in the third research program and commencement of that program. In addition, on a research program-by-research program basis, we may be eligible to receive up to an additional $10.0 million in payments for late lead candidate optimization activities and Janssen’s exercise of its exclusive option for such research program. We are eligible to receive up to $729.0 million in the aggregate from the collaboration in upfront, option and milestone payments, as well as royalties on net sales. We will also receive, on a product-by-product and country-by-country basis, mid-single digit royalties (subject to royalty adjustments with aggregate floors) on worldwide net sales for any products resulting from the collaboration until the later of (i) the expiration of the last valid claim within the royalty bearing patents covering such product in such country and (ii) ten years after the first commercial sale of such product in such country.

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

Under the Janssen Agreement, we have agreed to certain exclusivity obligations, including not to exploit, either alone or with a third party, any molecules that are intended to bind to any of the targets that are the subject of a research program, and also not to conduct clinical trials for, manufacture or commercialize compounds synthesized by us during our research activities in patients with chronic kidney disease or acute kidney injury for three years after Janssen’s exercise of a first option. The Janssen Agreement will expire, on a research program-by-research program basis, upon (i) the expiration of the option period for such research program, if Janssen does not exercise its option for such research program, or (ii) the expiration all royalty terms for all products that are the subject of the research program, if Janssen does exercise its option for such research program. In addition, Janssen may terminate the agreement in its entirety or on a research program-by-research program basis or country-by-country basis at any time and for any reason, upon 60 days’ advance written notice to us. Either party may terminate the agreement on program-by-research program basis for an uncured material breach by the other party or in the case of the other party’s insolvency.

Schrödinger Agreement

In June 2015, we entered into a collaboration agreement (as amended) with Schrödinger, or Schrödinger Agreement, to explore drug targets selected by us. Under the collaboration, Schrödinger will use its technology platform to perform virtual screens, and we and Schrödinger will collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Under the terms of the agreement, Schrödinger will exclusively work with us on integrin targets during the term of the agreement. In consideration for its performance of activities under the collaboration, Schrödinger received approximately 3.4 million units of Series Seed preferred units. In addition, with respect to compounds identified as part of the collaboration, Schrödinger may be eligible to receive certain payments from us related to development milestones, not to exceed in the aggregate $3.1 million, on a target-by-target basis, a low six-figure payment upon initiation of lead optimization and on a compound-by-compound basis, as well as royalties in the low single digits on sales of products containing such compounds. In addition, we have agreed to pay Schrödinger a percentage, in the mid-single digits, of certain payments we receive from third parties in connection with the licensing or transfer of the rights to exploit such compounds to such third parties, and a one-time fee of $1.0 million paid in 2019. Schrödinger may terminate the Schrödinger Agreement under certain circumstances, including if a certain number of developmental milestones have not been achieved by us within a certain timeframe.

Children’s Medical Center Corporation Agreement

In October 2015, we entered into an exclusive license agreement (as amended) with CMCC, or CMCC Agreement, relating to technology on inhibiting integrins developed by Dr. Springer during the course of his employment at Boston Children’s Hospital, an affiliate of CMCC. Under this agreement, we have an exclusive license under certain patent rights, and a non-exclusive license under certain know-how, owned by CMCC to develop and commercialize products worldwide for any therapeutic or diagnostic use in humans and veterinary applications. We also have the option to add new patent rights and know-how generated by the laboratory of Dr. Springer within a specified time period after the effective date of the CMCC Agreement to that agreement for additional payments consistent with fair market value. In consideration of the license grants, upon execution of the CMCC Agreement we issued CMCC a number of shares of common stock representing 6% of the issued and outstanding units on a fully diluted basis. We also paid CMCC an upfront license issue fee of $50,000, and reimbursed CMCC for certain patent prosecution costs. We have also agreed to pay CMCC a license maintenance fee for the first three years after the effective date of the CMCC Agreement, certain development milestones, a percentage of sublicensing income we may receive, and running royalties in the low single digits on net sales of licensed products.

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

Intellectual Property

Our success depends, in part, on our ability to protect (i) our intellectual property related to our product candidates and related methods, and (ii) our MInT Platform for generating integrin structures and modulators of those structures. Our success also depends on having the freedom to operate to enable commercialization of our product candidates, if approved, and preventing others from infringing our patent rights. We protect our MInT Platform using trade secrets, proprietary know-how, and, on rare occasion, patents. We protect our small molecule products using patents, and our policy is to seek product patent protection in key jurisdictions, including the United States, major European countries, and other jurisdictions we deem appropriate or as required by our collaboration agreements.

We file patent applications with respect to claims to compositions comprising our small-molecule inhibitors that modulate integrin activity, the compounds themselves, the use of such compounds to treat disease, as well as related manufacturing methods.

Patent Rights

We have exclusively licensed one U.S. patent and related, subsequent pending U.S. patent applications from CMCC with claims relating to modified integrin polypeptides and modified integrin polypeptide dimers. The licensed U.S. patent and any other U.S. patents issuing from the licensed pending U.S. divisional patent applications or any other related licensed U.S. patent applications that may be filed in the future are expected to expire August 2035, absent any adjustments or extensions. In addition, we rely extensively on trade secret protection for our MInT Platform, which extends beyond the initial integrin technology licensed from CMCC.

As of December 31, 2020, we solely owned various pending patent applications with respect to compositions of matter and methods of use for treating therapeutic indications related to the α4β7 and αvβ6 integrins. These are discussed below.

For our α4β7 program compounds, we own two patent families: (a) a patent family comprising a granted U.S. patent expiring in April 2039 and six pending national patent applications in the United States, Europe and four other countries) which, if granted, are expected to expire in April 2039, absent any surrendered term, adjustments or extensions, and (b) a patent family of nine pending patent applications (a United States patent application, two co-pending international patent applications and additional pending patent applications in six other countries) on additional compounds (including MORF-057) which, if granted, are expected to expire in October 2040, absent any surrendered patent term, adjustments or extensions.

For our αvβ6 program compounds, we own four patent families (including at least one to MORF-720 and MORF-627) comprising a total of thirteen pending patent applications (four international patent applications, and pending patent applications in the United States, Europe and other jurisdictions), each of which, if granted, would expire in August 2039, absent any surrendered term, adjustments or extensions. In addition, we own two other patent families comprising twenty-five pending patent applications (national patent applications in the United States, Europe and other national jurisdictions), which, if granted, are expected to expire in February 2038, absent any surrendered term, adjustments or extensions.

Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Further, any issued patents may expire before the expected expiration dates disclosed above due to actions taken during patent prosecution, such as submission of a disclaimer surrendering the term of a patent beyond a certain date. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. While there are currently no contested proceedings or third-party claims relating to any of the patent applications described above, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date or once any patent is granted.

The term of a patent depends upon the legal term of patents in the particular country in which it is obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension, which permits in some cases restoration of patent term as compensation for patent term lost during the FDA regulatory review process. In certain circumstances, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the unextended expiration date of the U.S. patent. The length of the patent term extension is related to the length of time the approved drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug, or provide an additional period of protection for the approved pharmaceutical product following expiry of the patent. In the future, if our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the U.S. Patent and Trademark Office in the United States and the national patent offices in Europe, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions.

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

Manufacturing

Currently, all of our clinical manufacturing facilities for clinical drug manufacturing, storage, distribution or quality testing is outsourced to third-party manufacturers. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products. Under our collaboration agreements with AbbVie and Janssen, our partners will assume responsibility for the manufacturing according to the terms of those agreements for licensed products.

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

Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved. We are advancing MORF-057, a α4β7-specific integrin inhibitor affecting inflammation into clinical development initially for the treatment of IBD. There are currently approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB,

Biogen and Pfizer, in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer, Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance, and Arena Pharmaceuticals, in addition to other pharmaceutical companies. Further, Protagonist Therapeutics, Inc. has a Phase 2 gut-restricted α4β7 program in Phase 2 development for ulcerative colitis.

Our αvβ6-specific integrin inhibitor program is under development for the treatment of IPF by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns. Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Additionally, our competitors may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,875,000 for Fiscal Year 2021, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, currently exceeding $336,000 for each prescription product for Fiscal Year 2021. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months of the date of submission of the NDA to FDA; most applications for priority review drugs are reviewed in six to eight months of the date of submission of the NDA to FDA. Priority review can be applied to drugs that FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Fast Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with FDA, and FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by FDA.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drugs

Under the Orphan Drug Act, FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA application user fee.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity — patent or nonpatent — for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The first reports were due in 2014 and must be submitted on an annual basis. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also be required.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Human Capital

Employees

As of December 31, 2020, we had 89 full-time employees. Of these employees, 44 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay, comprehensive healthcare benefits package for employees; family medical leave and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan. We sponsor a 401(k) plan and we match employee contributions up to a certain limit.

Employee Development & Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented a safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

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

Summary of Risk Factors

The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:

●	We are a clinical stage biopharmaceutical company with a limited operating history, no product candidates approved for commercial sale, and a history of significant losses. We expect to continue to incur significant losses for the foreseeable future and we may never achieve profitability.
●	We will require substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts or other operations.
●	Raising additional equity capital may cause dilution to our stockholders.
●	Obtaining debt financing may restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our product candidates are in early stages of development. We and our partners may not obtain regulatory approvals for or successfully commercialize our product candidates, including our lead product candidate MORF-057 and our candidates in the selective αvβ6-specific integrin inhibitors program licensed to AbbVie.
●	Our ongoing and future clinical trials may reveal significant adverse events not seen in our preclinical studies, and there is no guarantee that successful results in preclinical studies will lead to successful results in clinical trials. In addition, significant adverse events or other side effects may lead to difficulty in recruiting patients to our clinical trials, and we may be required to abandon our development efforts of our product candidates, which will adversely affect our business and financial condition.
●	We currently have collaborations with AbbVie and Janssen, from which we have derived substantially all of our revenue. Continued revenue from these collaborations will require successful development of our product candidates.
●	Our product candidates are subject to extensive governmental regulations, and we and/or our collaborators may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval. If we do not receive regulatory approval, we may be unable to commercialize our product candidates. We do not have prior experience in managing the clinical trials necessary to obtain such regulatory approvals.
●	If we are not able to obtain, maintain and enforce patent protection for our technologies or our product candidates, the development and commercialization of our product candidates may be adversely affected.
●	Our success largely depends on the continued service of our key management, advisors and other specialized technical personnel involved with the crystallization of integrins.
●	A sale of a substantial number of shares of our common stock, including under our “at-the-market” offering with Jefferies or other equity or debt offering of our securities, may cause the price of our common stock to decline.
●	Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 74% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
●	Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock.
●	The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Risks Relating to our Business and Operations

The outbreak of COVID-19, or a similar pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our preclinical studies and clinical trials and the use and sufficiency of our existing cash.

The outbreak of COVID-19 has evolved into a global pandemic. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the availability of an effective vaccine, and the actions to contain the virus or treat its impact, among others. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical studies and clinical trials preclinical studies and clinical trials. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies and clinical trials.

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

In the event of a shelter-in-place order or other mandated local travel restrictions or quarantines, particularly if there are additional reclosures where we do business, including with our collaborators, partners and contractors in the United States, Europe and China, our collaborators, partners and contractors conducting preclinical, clinical, research or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, to the extent the pandemic is ongoing and there are outbreaks in the laboratory space or office space, we may be subject to risk of liability should any employee allege we failed to adequately mitigate the risk of exposure to COVID-19.

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

Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. We do not yet know the full extent of potential delays or impacts on our business, our preclinical studies and clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely. Although, as of the date of this Annual Report on Form 10-K, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of December 31, 2020, we had approximately 89 full-time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a heavy snowstorm or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $45.6 million and $56.4 million, respectively, which begin to expire in 2037. As of December 31, 2020, we also had available tax credit carryforwards for federal and state income tax purposes of $5.4 million and $1.1 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2018 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses (“NOLs”), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

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

We are a clinical stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

Our lead product candidate, MORF-057, is in a Phase 1 clinical trial in healthy volunteers. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the year ended December 31, 2020, we reported net loss of $45.0 million. As of December 31, 2020, we had an accumulated deficit of approximately $142.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

◾	conduct clinical trials for our current and any future product candidates;
◾	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
◾	manufacture, or have manufactured, preclinical, clinical and commercial supplies of our product candidates;
◾	seek regulatory approvals for our product candidates or any future product candidates;
◾	commercialize our current product candidates or any future product candidates, if approved;
◾	attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
◾	hire additional clinical, scientific and management personnel;
◾	add operational, financial and management information systems and personnel;

◾	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
◾	experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidate for our α4β7 program, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of December 31, 2020, we had $228.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, additional collaborations and/or licensing agreements, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, including pursuant to our currently effective registration statement on Form S-3, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders.

In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if any, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The success of our current and future product candidates will depend on many factors, including the following actions to be taken by us or our collaborators, as applicable:

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

We are developing a pipeline of product candidates using our MInT Platform. Historically, dozens of integrin-targeted oral small molecule candidates of other companies that entered late-stage clinical trials have failed to result in FDA or EMA approved medicines. Development efforts and clinical results of other companies exploring oral approaches to integrins may be unsuccessful, resulting in a negative perception of oral integrins and negatively impacting the regulatory approval process of our product candidates, which would have a material and adverse effect on our business. We believe that product candidates identified with our MInT Platform may offer an optimized therapeutic approach by taking advantage of conformational targeting next-generation physics-based technologies augmented with machine learning and artificial intelligence, which allow us to design, iterate and optimize leads in our discovery process. However, the scientific research that forms the basis of our efforts to develop product candidates using our MInT Platform is ongoing and may not result in viable product candidates.

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

All of our product candidates are in preclinical or clinical development, and the risk of failure is high for all programs. It is impossible to predict accurately when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

Commencement of clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our integrin inhibitor programs or any future product candidates, including:

◾	regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
◾	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
◾	clinical trial sites may deviate from a trial’s protocol or drop out of a trial;
◾	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
◾	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
◾	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
◾	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
◾	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
◾	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
◾	we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
◾	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
◾	we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
◾	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Results of preclinical studies and early clinical trials may not be predictive of results of later clinical trials.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. For example, we are initially focused on our lead product candidate, MORF-057, in our α4β7-specific integrin inhibitor program. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our αvβ6-specific integrin inhibitor program, including MORF-720 and MORF-627, is under development for the treatment of idiopathic pulmonary fibrosis, or IPF, by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our future clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to initiate or complete the clinical trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our collaborations with AbbVie and Janssen are important to our business. We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations currently represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. On January 5, 2021, we also announced the expansion of our collaboration agreement with Janssen relating to a third integrin target, for which we received a milestone payment. We have derived substantially all of our revenue to date from these collaboration agreements, and we expect a significant portion of our future revenue and cash resources to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and expect to continue to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We may engage in strategic transactions, including any additional collaborations we seek, that could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the validation of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

For example, the United Kingdom formally left the European Union on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. Brexit has caused uncertainty in the current regulatory framework in Europe. For instance, Brexit has resulted in the European Medicines Agency, or the EMA, moving from the United Kingdom to the Netherlands. In the United Kingdom, Brexit may cause disruption in the administrative and medical scientific links between the EMA and MHRA. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

We, or our third-party contract research organizations, face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic, which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the COVID-19 pandemic or other epidemics or pandemics. If there are closures or other restrictions in places where we or our vendors work or transport supply, we may experience disruptions to our operations. We have and may continue to experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has and may continue to experience disruptions, such as temporary closure of the offices of our suppliers and suspension of services, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2020, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first inventor to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we , our licensors or collaborators, or any future strategic partners were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we, our licensors or collaborators, or any future strategic partners were the first to file for patent protection of such inventions.

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

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, we expect that, over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our products, if approved.

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

When we elect to pursue patent protection on an invention, we generally first file a U.S. provisional patent application (a priority filing) at the USPTO. An international patent application under the Patent Cooperation Treaty, or PCT, and/or a national application in a non-PCT country may then be filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in one or more PCT member countries. We have thus far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent office is an independent proceeding, which may lead to situations in which patent applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that, depending on the country, different scopes of patent protection may be granted on the same product candidate or technology.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Any termination of our licenses could result in the loss of significant rights and could harm our ability to develop our product candidates. Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell any future products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating a licensor’s rights. In addition, while we cannot determine currently the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We, our licensors or collaborators, or any future strategic partners may need to resort to litigation to protect or enforce our patents, if and when granted, or other proprietary rights, all of which could be costly and time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents, if and when granted, patent applications and other proprietary rights at risk.

Competitors may infringe our owned or licensed patents, if and when granted, patent applications or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, lack of adequate written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the inventorship or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

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

Because the integrin-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering integrins generally, covering integrins directed against the same targets as, or targets similar to, those we are pursuing, or covering compounds similar to our product candidates. Failure to receive a license could delay commercialization of our product candidates. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products, if approved, or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our MInT Platform and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our MInT Platform and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential unless and until corresponding patents issue. Patent applications in the

United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or MInT Platform could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our MInT Platform, our product candidates or the use of our product candidates. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products, if approved. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, including our management, were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees, employees of our licensors or collaborators or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we or our licensors or collaborators fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, our product candidates, which could severely harm our business. Even if we or our licensors or collaborators are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ consultants and an outside firm and/or rely on our outside counsel to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We cannot assure you that subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty regarding to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once granted. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways, particularly with respect to pharmaceutical patent protection, that would weaken our ability to obtain new patents or to enforce our or our licensors’ or collaborators’ existing patents and patents that we might obtain in the future.

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

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020 last updated on January 27, 2021, we may experience delays in of the enrollment of patients in our clinical trials, if any. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.

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

The FDA policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and to spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government such as the one that occurred from December 22, 2018 through January 25, 2019. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, the American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

◾	the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, prohibits, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
◾	HIPAA, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information; the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
◾	state privacy laws and regulations, such as those of California and Massachusetts, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, which modifies the CCPA and creates additional obligations beginning on January 1, 2022) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);
◾	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
◾	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

◾	certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Tax reform legislation, which was signed into law on December 22, 2017, reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

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

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018, the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. On November 10, 2020, the European Data Protection Board, or EDPB, issued recommendations on the additional safeguards required for standard contractual clauses to be valid. It is possible that the ability to transfer personal data from the European Union to the United States will be restricted. We and many other companies may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States and other third-party countries. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom enacted the Data Protection Act 2018 to directly enforce the GDPR.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

◾	variations in the level of expense related to the ongoing development of our MInT Platform, product candidates or future development programs;
◾	results of preclinical and clinical trials, or the addition or termination of existing or future clinical trials or funding support by us, or existing or future collaborators or licensing partners;
◾	our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
◾	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
◾	additions and departures of key personnel;
◾	strategic decisions by us, our collaborators or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
◾	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
◾	regulatory developments affecting our product candidates or those of our competitors; and
◾	changes in general market and economic conditions, including due to global pandemics such as COVID-19.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

◾	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
◾	the success of competitive products or technologies;

◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	share price and fluctuations of trading volume of our common stock, which may affect our trading liquidity and public float;
◾	sales of our common stock by us, insiders or our stockholders;
◾	the concentrated ownership of our common stock;
◾	changes in accounting principles;
◾	actions instituted by activist shareholders or others;
◾	terrorist acts, acts of war or periods of widespread civil unrest;

◾	natural disasters and other calamities, including global pandemics, such as COVID-19; and
◾	general economic, industry and market conditions.

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

On July 8, 2020, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with such shelf registration statement, on July 1, 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and Jefferies LLC (“Jefferies”). Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Jefferies pursuant to the terms of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 74% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are also a “smaller reporting company,” meaning that as of the date of our initial public offering, the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company until (i) the market value of our stock held by non-affiliates is more than $250.0 million as of the prior June 30th, or (ii) our annual revenue is more than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30th. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Section 22 of the Securities Act of 1933, as amended, or the “Securities Act”, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a “Federal Forum Provision”. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

General Risk Factors

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

Stockholders

As of February 24, 2021, there were approximately 45 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite significant unsuccessful efforts, we believe tremendous untapped potential remains for us to develop oral integrin therapies. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our wholly-owned product candidate MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD.

On July 1, 2019, we completed the initial public offering, or the IPO, of our common stock and issued and sold 6,900,000 shares of common stock at a price of $15.00 per share resulting in net proceeds of $93.3 million after deducting underwriting discounts and commissions and offering expenses. In July 2020, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. During the year ended December 31, 2020, we issued and sold 1,157,693 shares of common stock resulting in net proceeds of $33.6 million under the ATM Agreement. Refer to Note 1 of the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional details.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 11 of the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2020, we raised an aggregate of approximately $417.7 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $142.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $228.3 million. We believe that our existing cash and cash equivalents, marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023.

Impact of the COVID-19 Pandemic

The extent of the impact of the novel strain of coronavirus, SARS-CoV-2, or COVID-19, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical and preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects is prevalent in the locations where we, our collaborators, our contract research organizations, or CROs, suppliers or third-party business partners conduct business. Although we currently have not experienced much of an impact on our business, including minor changes to our development timelines, if there are closures or other restrictions in places we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Collaboration Revenue — AbbVie

In October 2018, we entered into a collaboration with AbbVie, an investor that held approximately 5% of our common stock at the time of the agreement, designed to advance a number of our oral integrin therapeutics for fibrosis-related indications. Under the terms of the agreement, AbbVie paid us an upfront payment of $100.0 million for research and development activities, and we provided to AbbVie exclusive license options on product candidates directed at multiple targets. In August 2020, AbbVie exercised its option to license the selective αvβ6 -specific integrin inhibitors program and paid us a one-time payment of $20.0 million.

For each lead compound against a target under the AbbVie Agreement, we conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a target-by-target basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. We are also eligible for clinical and commercial milestone payments and tiered royalties from high single digit to low teens on worldwide net sales for each licensed product. In addition, for certain compounds for which we have completed IND-enabling studies and which meet certain advancement criteria for a liver indication, we have the option to commit to share development costs in exchange for an increased fixed royalty rate. We may exercise this option following completion of the first Phase 2b clinical trial for the relevant product.

Collaboration Revenue — Janssen

In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, during 2019, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and in December 2020 we agreed with Janssen to commence work on the third research program and Janssen agreed to pay us $5.0 million for the third research program commencement fee. Janssen also funds research activities at agreed upon rates. Pursuant to the terms of the agreement, we are also eligible to receive additional milestone and royalty payments.

Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:

◾	employee-related expenses, including salaries, benefits, and equity-based compensation expense for our research and development personnel;
◾	costs of funding research performed by third parties that conduct research and development, clinical and preclinical activities on our behalf;
◾	costs of manufacturing clinical supply related to any of our current or future product candidates;
◾	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;

◾	costs of conducting preclinical studies of any of our current or future product candidates;
◾	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;
◾	costs of purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
◾	costs related to compliance with clinical regulatory requirements;
◾	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
◾	fees for maintaining licenses and other amounts due under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical studies or other services performed. Significant judgment and estimates are made in determining the accrued expense balances at the end of any reporting period. Non-refundable advance payments for research and development goods or services to be received in the future from third parties are capitalized and expensed as the related goods are delivered or the services are performed.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete our future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also incur expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the Securities and Exchange Commission, (“SEC”), and listing standards applicable to companies listed on Nasdaq, director and officer compensation and insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant general and administrative expenses related to supporting product sales, marketing and distribution activities.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents and marketable securities.

Benefit from (Provision for) Income Tax Expense

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or the CARES Act, was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recorded a $0.6 million benefit from income taxes during the year ended December 31, 2020, discussed further in Note 9 in the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

We recorded $0.9 million in income tax expense during the year ended December 31, 2019 primarily due to the current tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$44,945	$16,977	$27,968	165%
Operating expenses:
Research and development	73,630	53,732	19,898	37%
General and administrative	18,495	10,233	8,262	81%
Total operating expenses	92,125	63,965	28,160	44%
Loss from operations	(47,180)	(46,988)	(192)	0%
Other income:
Interest income, net	1,630	4,666	(3,036)	(65)%
Other expense, net	(19)	(94)	75	(80)%
Total other income, net	1,611	4,572	(2,961)	(65)%
Loss before benefit from (provision for) income taxes	$(45,569)	$(42,416)	$(3,153)	7%
Benefit from (provision for) income taxes	570	(912)	1,482	(163)%
Net loss	$(44,999)	$(43,328)	$(1,671)	4%

Collaboration Revenue

Collaboration revenue increased to $44.9 million for the year ended December 31, 2020 from $17.0 million for the year ended December 31, 2019. The overall increase in revenue is primarily attributable to $25.3 million increase in revenue recognized under our collaboration with AbbVie, which included $20.0 million from the option exercise payment received from AbbVie during the year, discussed further in Note 11 in the accompanying consolidated financial statements. Revenue we recognize from satisfaction of performance obligations under the AbbVie agreement is impacted by our estimates of the remaining costs to complete our obligations as well as the extent of activities conducted in each period, which require significant judgment, and may cause fluctuation in the revenue recognized from period to period. Additionally, revenue recognized from our collaboration with Janssen increased $2.7 million during the year ended December 31, 2020 due to higher FTE cost reimbursements in 2020 as the collaboration agreement with Janssen was executed in February 2019.

Research and Development Expenses

Research and development expense increased by $19.9 million, or 37%, from $53.7 million for the year ended December 31, 2019 to $73.6 million for the year ended December 31, 2020. A significant portion of our research and development costs have been external clinical and pre-clinical contract research organization (CRO) costs, which we track on a program-by-program basis related to a clinical product candidate that has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$24,122	$12,847	$11,275	88%
αvβ6 Program	4,750	12,542	(7,792)	(62)%
Other AbbVie Agreement programs	3,929	5,171	(1,242)	(24)%
Janssen Agreement programs	2,680	1,892	788	42%
αvβ1 Program	2,888	1,780	1,108	62%
αvβ8 Program	4,489	1,201	3,288	274%
Other early development candidates and unallocated costs	1,678	1,491	187	13%
Total external costs	44,536	36,924	7,612	21%
Internal costs:
Employee compensation and benefits	25,158	14,349	10,809	75%
Facility and other	3,936	2,459	1,477	60%
Total internal costs	29,094	16,808	12,286	73%
Total research and development expense	$73,630	$53,732	$19,898	37%

The increase in research and development expense was primarily attributable to the following:

◾	The $7.6 million increase in external costs resulted primarily from the increase in preclinical development, manufacturing costs, and clinical trials costs associated with MORF-057, external research costs associated with our research programs targeting αvβ1 and αvβ8 integrins, partially offset by a decrease in expenditures on MORF-720 and other AbbVie programs, primarily due to the August 2020 AbbVie option exercise for our αvβ6-specific integrin inhibitor program.
◾	The $12.3 million increase in internal costs was primarily attributable to a $6.5 million increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function, a $4.0 million increase in stock-based compensation expenses, $1.5 million increase in facility and other expenses.

General and Administrative Expenses

General and administrative expense increased by $8.3 million, or 81%, from $10.2 million for the year ended December 31, 2019 to $18.5 million for the year ended December 31, 2020. The increase in general and administrative expense was primarily attributable to a $3.6 million increase in non-cash stock-based compensation expenses, an increase of $2.4 million in employee compensation and benefits due to increased headcount, an increase of $1.0 million in D&O insurance premiums, an increase of $0.8 million in professional services and consulting fees primarily due to increases in legal fees related to business development, regulatory and patent costs, and expenses related to public company administrative costs, and a $0.5 million increase in other expenses.

Interest Income, Net

Interest income decreased by $3.0 million from $4.7 million for the year ended December 31, 2019 to $1.6 million for the year ended December 31, 2020. The decrease in interest income, net was attributable to lower yields on the U.S. Treasury securities held by the Company.

Provision for Income Tax

On March 27, 2020, the CARES Act was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.

We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the net operating loss generated during fiscal year 2020 permitted under the CARES Act. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.6 million for the year ended December 31, 2020. We recorded $0.9 million in income tax expense during the year ended December 31, 2019 primarily due to the current tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2020, we raised an aggregate of approximately $417.7 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.

The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of December 31, 2020 and of December 31, 2019:

	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$287	$10,227
Money market funds (included in cash equivalents)	101,760	91,332
Marketable securities	126,217	135,457
Total cash, cash equivalents, and marketable securities	$228,264	$237,016

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(45,990)	$(41,651)
Net cash provided by (used in) investing activities	8,181	(135,986)
Net cash provided by financing activities	38,297	93,295
Net increase (decrease) in cash and cash equivalents and restricted cash	$488	$(84,342)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and charges in components of working capital. Net cash used in operating activities was $46.0 million for the year ended December 31, 2020 compared to $41.7 million in cash used in operating activities for the year ended December 31, 2019. The increase in cash used in operating activities during the year ended December 31, 2020 as compared to the prior year was primarily driven by a $28.2 million increase in operating expenses which was partially offset by the $20.0 million option exercise payment received from AbbVie. The increase in operating expenses during fiscal year 2020 was attributable to increased development activities associated with MORF-057 and increased headcount to support our development efforts.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $8.2 million for year ended December 31, 2020 compared to net cash used in investing activities of $136.0 million for year ended December 31, 2019, an increase of $144.2 million. Cash provided by investing activities during the year ended December 31, 2020 primarily resulted from proceeds from maturities of marketable securities exceeding purchases of marketable securities by $8.7 million. Cash used in investing activities during the year ended December 31, 2019 primarily resulted from purchases of marketable securities to invest the upfront payments received from AbbVie and Janssen and our IPO proceeds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $38.3 million for year ended December 31, 2020 compared to $93.3 million in the comparable prior year period, a decrease of $55.0 million. Cash provided by financing activities during the year ended December 31, 2020 resulted from issuance of shares of common stock under the ATM agreement resulting in net proceeds of $33.6 million, proceeds from stock option exercises of $3.5 million, and proceeds from share purchases by employees under the Employee Stock Purchase Plan of $1.1 million. Cash provided by financing activities during the year ended December 31, 2019 resulted from our IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023.

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

◾	the costs of conducting additional clinical and preclinical studies and future clinical trials;
◾	the costs of future manufacturing;
◾	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
◾	the costs, timing, and outcome of regulatory review of our product candidates;
◾	our ability to establish and maintain collaborations on favorable terms, if at all;
◾	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;

◾	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
◾	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
◾	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
◾	our headcount growth and associated costs as we expand our business operations and research and development activities;
◾	the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the effects of the COVID-19 pandemic; and
◾	the cost of operating as a public company.

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

Revenue from Contracts with Customers

As of December 31, 2020, all of our revenue to date has been generated from the AbbVie Agreement and Janssen Agreement. We account for revenue pursuant to ASC 606, Revenue from Contracts with Customers, or ASC 606, which is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the full retrospective transition method. For additional details regarding our adoption of ASC 606 and our associated accounting policies, refer to Notes 2 and 11 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

Equity-Based Compensation

We account for all equity-based awards granted to date as equity-classified awards. We measure employee and nonemployee equity-based compensation based on the grant date fair value of the equity-based awards and recognize equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. We recognize forfeitures as they occur.

We classify equity-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect equity-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

We determine the fair value of restricted common stock awards granted based on the fair value of our common stock. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs, the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to insufficient company-specific historical data, we base the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available; however, starting with the awards granted in the fourth quarter of 2020, we also incorporate historical information for our stock in calculation of expected volatility. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

The Company has entered into an operating lease agreement for its office and laboratory facility; the lease agreement is set to expire in 2022 and the remining minimum payment obligations totaled $1.8 million as of December 31, 2020.

We entered into contracts with a number of third parties, including external CROs, that require us to make upfront payments, some of which may be non-refundable. Under various licensing and related agreements with third parties, we have agreed to make milestone payments and pay royalties to third parties. Pursuant to an exclusive license agreement with Children’s Medical Center Corporation, as amended in 2018, we are required to pay $80,000 per year until the agreement is terminated. We will also be responsible for up to $1.3 million of development milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single-digit percentages on net sales of licensed products in the event that we realize sales from products covered by the license agreement, and between 10% and 20% of non-royalty income attributable to a sublicense of the CMCC rights. Amounts paid to CMCC are recorded as research and development expense in the statements of operations.

Pursuant to a collaboration agreement with Schrödinger, we may be required to pay Schrödinger certain development milestones, not to exceed in the aggregate, on a target-by-target basis, a low six-figure payment upon initiation of lead optimization and $3.1 million on a compound-by-compound basis, as well as royalties in the low single digits on sales of products containing such compounds. In addition, we have agreed to pay Schrödinger a percentage, in the mid-single digits, of certain payments we receive from third parties in connection with the licensing or transfer of the rights to exploit such compounds to such third parties, including a one-time fee of $1.0 million paid in 2019.

We enter into agreements in the normal course of business with vendors for preclinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

As an EGC, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

◾	we will avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

◾	we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor report on Critical Audit Matters;
◾	we will provide reduced disclosure about our executive compensation arrangements; and
◾	we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the last day of the second quarter of the most recently completed fiscal year.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MORPHIC HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Morphic Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morphic Holding, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 1, 2021

MORPHIC HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$102,047	$101,559
Marketable securities	126,217	135,457
Accounts receivable	7,314	3,467
Prepaid expenses and other current assets	3,857	3,090
Total current assets	239,435	243,573

Property and equipment, net	2,606	3,446
Restricted cash	275	275
Other assets	66	141
Total assets	$242,382	$247,435
Liabilities
Current liabilities:
Accounts payable	$3,845	$5,167
Accrued expenses	10,160	6,639
Deferred revenue, current portion	25,266	23,450
Deferred rent, current portion	167	94
Total current liabilities	39,438	35,350

Long-term liabilities:
Deferred revenue, net of current portion	57,672	70,954
Deferred rent, net of current portion	75	213
Total liabilities	97,185	106,517

Commitments and contingencies (Note 10)	—	—

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 32,037,686 shares issued and outstanding as of December 31, 2020 and 30,110,251 shares issued and outstanding as of December 31, 2019	3	3
Additional paid‑in capital	287,727	238,384
Accumulated deficit	(142,512)	(97,513)
Accumulated other comprehensive income	(21)	44
Total stockholders’ equity	145,197	140,918
Total liabilities and stockholders’ equity	$242,382	$247,435

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019

Collaboration revenue	$44,945	$16,977
Operating expenses:
Research and development	73,630	53,732
General and administrative	18,495	10,233
Total operating expenses	92,125	63,965
Loss from operations	(47,180)	(46,988)
Other income:
Interest income, net	1,630	4,666
Other expense, net	(19)	(94)
Total other income, net	1,611	4,572
Loss before benefit from (provision for) income taxes	(45,569)	(42,416)
Benefit from (provision for) income taxes	570	(912)
Net loss	$(44,999)	$(43,328)
Net loss per share, basic and diluted	(1.47)	(2.69)

Weighted average common shares outstanding, basic and diluted	30,594,897	16,101,928

Comprehensive loss:
Net loss	$(44,999)	$(43,328)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(65)	44
Total other comprehensive (loss) income	(65)	44
Comprehensive loss	$(45,064)	$(43,284)

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series Seed		Series A		Series B		Common			Additional		Accumulated Other	Total
	Preferred Shares		Preferred Shares		Preferred Shares		Shares			Paid‑in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Income	Equity
Balance at December 31, 2018	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,832,923	—	—	$1,633	$(54,185)	$—	$(52,552)
Equity-based compensation expense	—	—	—	—	—	—	—	—		3,532	—	—	3,532
Vesting of restricted shares	—	—	—	—	—	—	354,660	—		—	—	—	—
Conversion of convertible preferred stock into common stock	(2,045,556)	(8,658)	(8,411,368)	(51,320)	(10,553,483)	(79,831)	21,010,407	2		139,807	—	—	139,809
Reclassification of warrants to purchase preferred shares to stockholders' equity	—	—	—	—	—	—	—	—		118	—	—	118
Issuance of common shares at initial public offering, net of offering costs of $10.2 million	—	—	—	—	—	—	6,900,000	1		93,267	—	—	93,268
Issuance of common shares upon warrants exercise	—	—	—	—	—	—	5,766	—		—	—	—	—
Issuance of common shares upon stock option exercise	—	—	—	—	—	—	6,495	—		27	—	—	27
Unrealized holding gains on marketable securities, net of tax	—	—	—	—	—	—	—	—		—	—	44	44
Net Loss	—	—	—	—	—	—	—	—		—	(43,328)	—	(43,328)
Balance at December 31, 2019	—	—	—	—	—	—	30,110,251	3		$238,384	$(97,513)	$44	$140,918

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except share data)

	Common		Additional		Accumulated	Total
	Shares		Paid‑in	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity‑based compensation expense	—	—	11,053	—	—	11,053
Vesting of restricted shares	252,890	—	—	—	—	—
Issuance of common shares upon stock option exercise	431,554	—	3,532	—	—	3,532
Issuance of common shares under the Employee Stock Purchase Plan	85,298	—	1,112	—	—	1,112
Issuance of common shares through at-the-market offering, net of issuance costs of $1.5 million	1,157,693	—	33,646	—	—	33,646
Unrealized holding (losses) gains on marketable securities, net of tax	—	—	—	—	(65)	(65)
Net Loss	—	—	—	(44,999)	—	(44,999)
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,999)	$(43,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126	821
Premium amortization and discount accretion on marketable securities	450	(1,560)
Equity‑based compensation	11,053	3,532
Change in fair value of warrants	—	93
Other non-cash items	—	(22)
Change in operating assets and liabilities:
Accounts receivable	(3,847)	(3,467)
Prepaid expenses and other current assets	(767)	(1,868)
Other assets	75	(77)
Accounts payable	(1,071)	3,164
Accrued expenses	3,521	3,389
Deferred revenue	(11,466)	(2,239)
Deferred rent	(65)	(56)
Other long-term liabilities	—	(33)
Net cash used in operating activities	(45,990)	(41,651)
Cash flows from investing activities:
Purchases of marketable securities	(145,275)	(296,328)
Proceeds from maturities of marketable securities	154,000	162,500
Purchase of property and equipment	(544)	(2,158)
Net cash provided by (used in) investing activities	8,181	(135,986)
Cash flows from financing activities:
Proceeds from at-the-market offering of Common Stock, net	33,653	—
Proceeds from issuance of Common Stock, net	—	93,268
Proceeds from issuance of Common Stock pursuant to stock options exercise	3,532	27
Proceeds from issuance of Common Stock under Employee Stock Purchase Plan	1,112	—
Net cash provided by financing activities	38,297	93,295
Net increase (decrease) in cash and cash equivalents and restricted cash	488	(84,342)
Cash and cash equivalents and restricted cash, beginning of period	101,834	186,176
Cash and cash equivalents and restricted cash, end of period	$102,322	$101,834

Non-cash financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	11	269
Issuance costs included in accounts payable	7	—
Reclassification of warrants to additional paid-in capital	—	118
Conversion of preferred shares to common stock	$—	$139,809
Supplemental cash flow information:
Cash paid for taxes	480	550

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of the Business and Basis of Presentation

Organization

Morphic Holding, Inc. was formed under the laws of the State of Delaware in August 2014 under the name Integrin Rock, LLC. The Company subsequently changed its name to Morphic Rock Holding, LLC in October 2014 and then to Morphic Holding, LLC in June 2016. On December 5, 2018, the Company completed a series of transactions (the “Reorganization”) pursuant to which Morphic Holding, LLC was converted in a tax-free reorganization into Morphic Holding, Inc. and three wholly-owned subsidiaries, namely Lazuli, Inc., Tourmaline, Inc, and Phyllite, Inc, were merged with and into another wholly-owned subsidiary, Morphic Therapeutic, Inc. At the time of the Reorganization, the Company created a Massachusetts Securities Corporation (the “Security Corporation”) to take advantage of the favorable tax treatment of income earned on securities held within such entity. As of December 31, 2020, all of the Company’s excess funds were invested through the Security Corporation.

Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging a unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity, and the pharmaceutical properties required for oral administration.

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

On July 1, 2019, the Company completed its initial public offering, or IPO, in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $93.3 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock; the warrants to purchase 6,825 convertible preferred shares automatically converted into warrants to purchase 6,825 common shares. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

On July 1, 2020, the Company entered into an Open Market Sale Agreement, or “the Agreement”, with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. During the year ended December 31, 2020, the Company issued and sold 1.2 million shares for net proceeds of $33.6 million after deducting commissions and offering expenses paid by the Company. As of December 31, 2020, the Company had approximately $39.8 million of common stock remaining available for sale under the ATM.

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

On June 10, 2019, the Company's board of directors and stockholders approved a 5.8311-to-one reverse stock split of the Company's issued and outstanding shares of common stock and convertible preferred stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retrospectively adjusted for all periods presented to give effect of the reverse stock split.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents are held at one accredited financial institution, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. In 2019, the Company adopted its investment policy which allows funds to be held outside bank accounts, but to be invested only in readily marketable fixed income instruments with readily ascertainable market values, denominated and payable in U.S. dollars including obligations of the U.S. government and its agencies and money market funds registered according to Rule 2a-7 of the Investment Company Act of 1940. Investments in the money market fund shall be consistent with approved instruments and assets under management must be at least $1.0 billion.

Accounts receivable generally represent amounts due from Janssen. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign-hedging arrangements.

Cash and Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government-backed securities and treasuries. At December 31, 2019, cash equivalents also included one U.S. Treasury security with fair value of approximately $10.0 million. Cash equivalents are stated at cost, which approximates fair value.

Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	As of December 31,
	2020	2019

Cash and cash equivalents	$102,047	$101,559
Restricted cash	275	275
Total cash, cash equivalents, and restricted cash	$102,322	$101,834

Marketable securities

The Company invests funds in the United States Treasury securities; those securities are included in the current assets based on their contractual maturities, classified as available-for-sale, and carried at fair value. Changes in fair value of marketable securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on marketable securities. The Company recognized net unrealized losses of $65,000 and net unrealized gains of $44,000 for the years ended December 31, 2020 and 2019, respectively.

Interest income on investments

The Company recognizes interest income from investments in money market funds and available-for-sale securities, including amortization of premium/accretion of discount, on an accrual basis. For the years ended December 31, 2020 and 2019, the Company recognized $1.6 million and $4.7 million in interest income, respectively.

Interest income is included with other income on the consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment are recorded at cost. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related asset. Property and equipment are depreciated as follows:

Estimated
Useful Life
(in Years)
Laboratory equipment	5
Computers and software	3 - 5
Leasehold improvements	Shorter of the useful life or the remaining term of the lease

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its chief operating decision-maker and views operations and manages the Company’s business in one operating segment operating exclusively in the United States.

Revenue Recognition

To date all revenue has been generated from the Company’s agreements with AbbVie, executed in October 2018, and Janssen, executed in February 2019 and amended in December 2020. Please refer to Note  11 below for details of ASC 606 application to the Company’s agreements with AbbVie and Janssen.

The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. Through December 31, 2020, the Company entered into two agreements – with AbbVie and Janssen – that have been accounted for pursuant to ASC 606.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

The Company’s transactions with customers may include development and regulatory milestone payments. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the customer’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net income (loss) in the period of adjustment.

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

The Company receives payments from customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

Research Contract and Development Costs and Accruals

The Company has entered into various research development service arrangements under which vendors perform various services on behalf of the Company. The Company records accrued expenses for estimated costs incurred under the arrangements. When evaluating the adequacy of the accrued expenses, the Company analyzes the progress of the studies, trials or other services performed, including invoices received and contracted costs. Judgments and estimates are made in determining the accrued expense balances at the end of each reporting period.

Equity-Based Compensation

The Company issues stock options, restricted stock awards, and restricted stock units to certain employees, officers, and directors. The Company accounts for stock compensation at the grant date fair value of the respective award, determined using the Black-Scholes model, which results in the recognition of compensation expense over the vesting period of the award. Please refer to Note 8 for additional information.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. For the year ended December 31, 2020, comprehensive loss included $65,000 in unrealized holding losses, net on marketable securities; for the year ended December 31, 2019, comprehensive loss included $44,000 in unrealized holding gains, net on marketable securities.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2020 and 2019, the Company had not identified any significant uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), to streamline the disclosure requirements of ASC Topic 820—Fair Value Measurement. ASU 2018 removes certain disclosure requirements, including the valuation process for Level 3 fair value measurements, and adds certain quantitative disclosures around Level 3 fair value measurements. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The provisions of ASU 2018-13 are required to be adopted retrospectively, with the exception of disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, which can be adopted prospectively. The Company adopted ASU 2018-13 as of January 1, 2020. The standard did not have material impact on the Company’s financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance will be effective for the Company for the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Provisions of ASU 2019-12 must be adopted using either full retrospective, modified retrospective, or prospective method, depending on the provision adopted, as specified within the guidance. Early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2020, using the prospective method. Adoption of the standard did not have a material impact on the consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies as follows:

●	January 1, 2023 as the effective date for adoption of the Topic 326 for annual and interim reporting periods;

●	January 1, 2021 and January 1, 2022 as the effective dates for adoption of the Topic 815 amendments for annual and interim periods, respectively; and

●	January 1, 2021 and January 1, 2022 as the effective dates for adoption of the Topic 842 for annual and interim periods, respectively

In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which partially superseded the guidance of the ASU 2019-10 described above and deferred the effective date for adoption of ASC 606 and ASC 842 for certain entities that had not previously adopted these standards. The Company had adopted ASC 606 in a prior period and has not yet adopted ASC 842, discussed further below.

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

3.  Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,760	$101,760	$—	$—
U.S. Treasury obligations	126,217	—	126,217	—
Total assets	$227,977	$101,760	$126,217	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$91,332	$91,332	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,995	—	9,995	—
U.S. Treasury obligations	135,457	—	135,457	—
Total assets	$236,784	$91,332	$145,452	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of December 31, 2020 and 2019. Marketable securities, included in the table above, consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, no assets were transferred between the fair value hierarchy categories.

4.  Marketable securities

The following tables summarizes Company’s investments in marketable securities classified as available-for-sale as of December 31, 2020 (in thousands):

			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$126,212	$7	$(2)	$126,217

The following tables summarizes Company’s investments in marketable securities classified as available-for-sale as of December 31, 2019 (in thousands):

			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated
	Maturity	cost	holding gains	holding losses	fair value
U.S. Treasury securities	less than 1 year	$135,389	$70	$(2)	$135,457

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss), net of related income taxes. As of December 31, 2020, no securities are considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration, and are due to normal market and interest rate fluctuations. Furthermore, the Company does not intend to sell the investment securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the recovery of the value.

5.  Property and Equipment, Net

At December 31, 2020, property and equipment, net consists of the following (in thousands):

	As of December 31,
	2020	2019
Laboratory equipment	$4,808	$4,194
Computers and software	355	280
Leasehold improvements	596	535
Construction in progress	—	465
	5,759	5,474
Less: Accumulated depreciation and amortization	(3,153)	(2,028)
	$2,606	$3,446

Depreciation and amortization expense was $1.1 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

6.  Accrued Expenses

At December 31, 2020 and 2019 accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
Payroll and related expenses	5,148	3,159
Research and development activities	4,335	2,465
Other expenses	677	1,015
	$10,160	$6,639

7.  Stockholders’ Equity

Common Stock

The common stock has the following characteristics:

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any preferred stock outstanding have been paid in accordance with their terms. As of December 31, 2020 and 2019, no preferred stock was outstanding. No dividends have been declared or paid by the Company to the holders of common stock since the issuance of the common stock.

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

8.  Equity-Based Compensation

2019 Stock Incentive Plan

In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to purchase initially up to 2.8 million shares of common stock. The number of shares reserved for issuance under the Company’s 2019 Plan will increase automatically on January 1 of each of 2020 through 2029 by the number of shares equal to the lesser of 4% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. On January 1, 2020, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.2 million shares as a result of the automatic increase provision of the 2019 Plan. The 2019 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the board. The exercise prices, vesting, and other restrictions are determined at the discretion of the Board of Directors, or a committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased, or are otherwise terminated by the Company under the 2019 Plan, and those previously granted under the 2018 Plan, will be added back to the shares of common stock available for issuance under the 2019 Plan. Options generally vest over a four-year period with the first 25% vesting following 12 months of employment or service and the remaining award vesting in equal monthly installments over the following 36 months. All options have a contractual term of 10 years. As of December 31, 2020, there were a total of 1.4 million shares available for future award grants under the 2019 Plan.

The Company estimates the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs, the fair value of our common stock or unit and subjective assumptions made by management, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. The Company recognizes forfeitures as they occur.

The Company recognized equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year ended December 31,
	2020	2019
Stock option	$9,418	$2,549
Restricted stock	955	737
Restricted stock units	187	—
ESPP	493	246
Total	$11,053	$3,532

The following table summarizes the allocation of equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by expense category:

	Year ended December 31,
	2020	2019
Research and development expense	$6,114	$2,241
General and administrative expense	4,939	1,291
Total	$11,053	$3,532

Restricted Common Stock

The following table summarizes the restricted common stock activity during the year ended December 31, 2020:

		Weighted
		Average Fair
	Number	Value per Share
	of Shares	at Issuance
Unvested restricted common stock as of December 31, 2019	379,770	$4.32
Granted	—	—
Vested	(252,890)	4.32
Forfeited	(25,891)	4.32
Unvested restricted common stock as of December 31, 2020	100,989	$4.32

As of December 31, 2020, the Company had unrecognized equity-based compensation expense of $0.3 million for the restricted common shares issued to employees and non-employees, which is expected to be recognized over a weighted average period of 1.0 year. The total fair value of awards vested during the year ended December 31, 2020 was approximately $1.1 million.

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the year ended December 31, 2020:

Weighted
Average Fair
	Number	Value per Share
	of Shares	at Issuance
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	66,216	10.84
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of December 31, 2020	66,216	$10.84

As of December 31, 2020, the Company had unrecognized equity-based compensation expense of $0.5 million for the restricted common shares issued to employees, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The following table summarizes the Company’s stock option activity under the 2018 Plan and the 2019 Plan during the year ended December 31, 2020:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,987,403	$8.67	9.22	$26,254
Granted	2,061,585	16.05
Exercised	(431,554)	8.18
Forfeited	(265,339)	8.61
Outstanding as of December 31, 2020	4,352,095	$12.22	8.68	$92,828
Options vested and expected to vest as of December 31, 2020	4,352,095	$12.22	8.68	$92,828
Options exercisable as of December 31, 2020	1,131,518	$9.12	8.32	$27,647

The following table provides certain information related to the stock options granted, vested, and exercised during the years ended December 31, 2020 and 2019, in thousands, except for per option values:

	Year ended December 31,
	2020	2019
Weighted-average fair value of options granted, per option	$10.98	$9.95
Aggregate grant date fair value of options vested during the year	$7,868	$1,381
Total cash received from exercises of stock options	$3,532	$27
Total intrinsic market value of stock options exercised	$7,752	$89

The following table summarizes assumptions used in determining the fair value of the options granted during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Risk‑free interest rate	0.46%	1.9%
Expected dividend yield	-	-
Expected term (in years)	6.00	6.00
Expected Volatility	81.00%	75.45%

The Company determines the volatility for options granted based on reported data for a guideline group of companies that issued options with substantially similar terms. The risk-free interest rate is based on a zero-coupon United States Treasury instrument with terms consistent with the expected life of the stock options. The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

As of December 31, 2020, the Company had unrecognized equity-based compensation expense of $26.6 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.6 years.

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

9.  Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, 2020 and 2019 (in thousands) were:

	Year Ended
	December 31,
	2020	2019
Current
Federal	$(511)	$512
State	(59)	410
Total current tax (benefit) provision	(570)	922
Deferred
Federal	—	(6)
State	—	(4)
Total deferred tax provision	—	(10)
Total income tax (benefit from) provision for income tax expense	$(570)	$912

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended
	December 31,
	2020	2019
Tax effected at statutory rate	21.00%	21.00%
State taxes	8.38	8.39
Stock compensation	0.76	(1.09)
Non-deductible expenses	(0.01)	0.08
Federal research and development credits	6.21	5.09
Change in valuation allowance	(35.09)	(35.64)
	1.25%	(2.17)%

Deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019 (in thousands):

	As of
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$13,127	$1,170
Deferred revenue	21,293	23,453
Research and development credit carryforwards	6,314	1,091
Fixed and intangible assets	3,537	4,246
Reserves and accruals	235	195
Stock-based compensation	1,944	353
Total deferred tax assets:	46,450	30,508
Valuation allowance	(45,590)	(29,618)
Subtotal	860	890
Fixed assets	(568)	(656)
Prepaid expense	(292)	(234)
Total net deferred tax assets	$—	$—

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which is composed principally of collaboration revenue that has been recognized as taxable but remains deferred for book reporting purposes at year end. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $45.6 million and $29.6 million has been established at 2020 and 2019, respectively. The change in the valuation allowance was $16.0 million and $14.9 million for the years ended December 31, 2020 and 2019.

The Company has incurred NOLs from inception. At December 31, 2020, the Company has federal and state NOL carryforwards of approximately $45.6 million and $56.4 million, respectively, available to reduce future taxable income, that expire beginning in 2037. As of December 31, 2020, the Company also has federal and state research and development tax credit carryforwards of approximately $5.4 million and $1.1 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2032. The Company’s NOL carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The Company has reviewed its historic ownership changes to determine if there are any IRC 382 limitations which would limit the annual utilization of the NOLs. A total of $3.8 million of the NOLs carryforwards remaining as of December 31, 2020 are subject to annual utilization limitation of approximately $0.6 million.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or CARES Act, was signed into law. Among other provision, the CARES Act temporarily reinstated loss carryback provisions. Losses generated after December 31, 2017 and before January 1, 2021 can be carried back up to 5 tax years. The Company recorded a $0.6 million tax benefit as a result of this provision, which is recorded as a receivable as of December 31, 2020 and is classified as other current assets on the consolidated balance sheet.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits. As the Company’s research spending has increased in scope and complexity during 2019 and 2020, a detailed review of the R&D credit computation for those years was undertaken to support the company’s methodology and conclusions. The Company has not identified any uncertain positions with respect to the credit computations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.

For the years ended December 31, 2020 and 2019, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years. The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2018 to December 31, 2020. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

Provision for Income Taxes

The Company recorded a benefit from income taxes of $0.6 million for the year ended December 31, 2020 and income tax expense of $0.9 million for the years ended December 31, 2019. Based on the net operating loss generated during the year ended December 31, 2020 and the carryback allowance under the CARES Act, the Company anticipates a full recovery of the federal income tax paid for the year ended December 31, 2019. Accordingly, the Company recognized an income tax benefit of $0.6 million for the year ended December 31, 2020. In the year ended December 31, 2019, the income tax expense recorded was driven largely by the current tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018. A significant portion of the taxable income related to the collaboration payments was offset by current year expenses and prior year accumulated losses. A current tax liability has been calculated for the remaining taxable income.

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

Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnifications’ obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The Company recognizes rent expense for the space it currently occupies and records a deferred rent obligation, representing the cumulative difference between actual rent payments and rent expense recognized ratably over the lease period, which is included in the Company’s consolidated balance sheets as of December 31, 2020 and 2019.

Minimum annual rent payments under this lease for the remaining term of the amended lease, excluding operating expenses and taxes, which are not fixed for future periods as of December 31, 2020, are as follows (in thousands):

Total Minimum
Year ending December 31,	Lease Payments
2021	1,250
2022	527
Total minimum lease payments	$1,777

The Company recorded approximately $1.1 million and $0.9 million in rent expense for the years ended December 31, 2020 and 2019, respectively.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

11.  Option and License Agreements

AbbVie Agreement Overview

In October 2018, the Company entered into a 5-year collaboration and option agreement with AbbVie, or the AbbVie agreement, a research-based global biopharmaceutical company that held Series A and Series B Convertible Preferred Shares of the Company at the time the AbbVie agreement was executed. Pursuant to this agreement, AbbVie paid the Company an upfront, non-refundable amount of $100.0 million. In exchange, the Company: (i) assumed the obligation to perform research and development activities to identify and develop compounds directed at multiple fibrosis indications (grouped into four research programs) through completion of Investigational New Drug (IND)-enabling studies, and (ii) granted AbbVie options to license the results of R&D in exchange for separate upfront option-exercise fees.

At any time during the five-year period, AbbVie holds the right to exercise its license options for molecules with the selected pharmacological profiles by providing written notice to the Company and paying an option exercise fee of $20.0 million per option exercised (up to three in total). Morphic is solely responsible for performing the R&D activities and generating at least one research product and one backup research product for each research target. The Company’s obligations to perform R&D activities for the molecules with selected pharmacological profile cease after AbbVie exercises the option(s) and accepts the results of R&D activities. Upon exercise of an option, AbbVie assumes full responsibility for further development of the molecules at its sole cost, and the Company is obligated to transfer any and all manufacturing related activities to AbbVie at AbbVie’s cost. In addition, after AbbVie exercises its options, it is obligated to pay the Company certain development milestones totaling up to $80.0 million per indication, launch milestones totaling up to $110.0 million per indication, and net sales milestones totaling up to $160.0 million per indication. Development milestones are triggered upon the initiation of various phases of clinical trials. Launch milestones are achieved by recording first commercial sale in each of the specified markets. The net sales milestones are achieved by reaching the agreed upon volume of sales in certain territories. The Company is also entitled to royalty payments ranging in high single digit to low teens percentage of sales in a calendar year. The Company retained cost-sharing rights in the development of compounds for the liver fibrosis indications, including non-alcoholic steatohepatitis, and may opt into paying a percentage of AbbVie’s development costs in exchange for enhanced royalties. The milestone payments were fully constrained, as a result of the uncertainty regarding whether AbbVie would exercise any of the options and whether any of the associated milestones would be achieved.

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

The Company estimated the standalone selling price of each research program based on internal and external costs to perform the research plus a reasonable profit margin of 10%. The total estimated cost of the research and development services reflects the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company recognizes revenue as research and development services are provided based on the costs incurred to date, as such costs have a direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to AbbVie. Changes to the estimated cost of internal and external development services are recognized in the period of change as a cumulative catch-up adjustment. The Company reassesses cost estimates which may change due to feedback from FDA, as well as the results and findings of any nonclinical activities performed under the agreement with AbbVie.

The Company determined that the transaction price included only the non-refundable up-front payment of $100.0 million and recorded this amount as deferred revenue as of December 31, 2018. The option exercise payments were not included in the transaction price, as the Company determined that the agreed upon fees represent fair value of such options. The milestone payments were fully constrained, as a result of the uncertainty regarding whether AbbVie would exercise any of the options and whether any of the associated milestones would be achieved. There have been no changes to the transaction price in the years ended December 31, 2020 and 2019.

The Company also considered the existence of any significant financing component within the AbbVie Agreement given its upfront payment structure. Based upon this assessment, the Company concluded that the up-front payment was provided for valid business reasons and not for the purpose of providing financing. Accordingly, the Company has concluded that the upfront payment structure of the AbbVie Agreement does not result in the existence of a significant financing component.

On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors (including MORF-720 and MORF-627) for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Upon option exercise, the Company evaluated whether the change to the contract should be treated as the continuation of the current arrangement or as a separate agreement. As the additional performance obligations were deemed to be distinct and priced consistent with the standalone selling price of such obligations, the Company concluded that the license and any additional performance obligations should be accounted for as a separate contract. The potential performance obligations included in the arrangement were (1) the license to research, develop and commercialize αvβ6–specific integrin inhibitors (including MORF-720 and MORF-627), and (2) options to purchase MORF-720 and MORF-627 materials that were manufactured prior to option exercise (the “Material Options”). The Company concluded that the Material Options were not material rights as the price to purchase the materials approximated the standalone selling price. Based on this conclusion, the full transaction price of $20.0 million was allocated to the license and recognized upon delivery in the third quarter of 2020. As detailed above, under the terms of AbbVie agreement, the Company is eligible to receive potential milestones and royalties on future development and commercialization of either MORF-720 and MORF-627, all of which have been fully constrained as of December 31, 2020.

The Company incurred approximately $12.5 million in research and development costs, and recognized revenue of $14.2 million related to research services performed, recognized revenue of $20.0 million received in connection with the option exercise by AbbVie, and recognized $1.9 million in revenue related to the reimbursement of MORF-720 and MORF-627 material costs incurred during the year ended December 31, 2020. The Company incurred $20.0 million in research and development costs and recognized revenue of $10.8 million related to research services performed during year ended December 31, 2019.

As of December 31, 2020, the Company had $0.9 million due from AbbVie recorded in accounts receivable. No amounts were recorded as accounts receivable as of December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company had $71.7 million and $85.8 million, respectively, of deferred revenue, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of December 31, 2020 and 2019. The Company expects to recognize revenue related to these performance obligations through 2024.

As the Company progresses towards satisfaction of performance obligations under the AbbVie agreement, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the AbbVie agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation. Such changes can also impact the allocation of deferred revenue between current and long term based on changes in expected timing of the satisfaction of performance obligations. For example, during the year ended December 31, 2019, the Company received feedback from the FDA requesting one additional toxicology study before submitting an IND for MORF-720. As a result of this feedback, the Company made revisions to its estimated costs to support an IND for MORF-720 and MORF-627. These additional costs resulted in a $2.0 million reduction to revenue previously recognized during the year ended December 31, 2019. Further, during the year ended December 31, 2020 certain costs to support the backup candidate, MORF-627, were reduced as a result of the August 2020 license exercise by AbbVie. Following the option exercise, all remaining deferred revenue related to the αvβ6 program, including MORF-720 and MORF-627, was recognized in the year ended December 31, 2020.

Janssen Agreement — Overview

In February 2019, the Company entered into a research collaboration and option agreement with Janssen Pharmaceuticals, Inc. (“Janssen agreement”), a subsidiary of Johnson & Johnson, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen agreement focuses on three integrin targets, each target the subject of a research program, with a limited ability to substitute integrin targets for others, not explored by the Company, if research results are not favorable. Under the terms of the agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program and Janssen agreed to pay $5.0 million for the third research program commencement fee. In addition, Janssen reimburses the Company for all internal and external costs and expenses incurred during the term of agreement at agreed-upon contractual rates. The Company invoices Janssen on a quarterly basis and payments are due within 60 days. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen, in exchange for one-time fee of $6.0 million per program, may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program. Upon exercise of an option, Janssen will be responsible for global clinical development and commercialization of each licensed compound. Pursuant to the terms of the agreement, the Company is eligible to receive additional research and development milestone payments totaling $142.0 million per research program and net sales milestones payments totaling $90.0 million per research program. Research and development milestones are triggered upon the initiation of certain development activities and various phases of clinical trials. The net sales milestones are achieved by reaching the agreed upon volume of sales in certain territories. In addition, the Company is entitled to royalty payments in low-to-mid single digit percentage of sales in a calendar year.

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

The Company recognizes revenue as research services are provided based on the costs incurred to date, as such costs have direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to Janssen. Transaction price allocated to the material rights was deferred and will be recognized in revenue when Janssen exercises the options or the option period expires. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. There have been no material changes to the Company’s estimates to date.

The Company determined that the transaction price included: the non-refundable up-front payment of $10.0 million for the first two programs, $5.0 million non-refundable up-front payment for the third program, and the estimated reimbursement payments at agreed upon contractual rates to be received from Janssen for the Company’s on-going research services. The option exercise payments were not included in the transaction price. Exercise of any of the options will be accounted for as a continuation of the current contract if and when Janssen delivers the written exercise notice. The milestone payments were fully constrained, as a result of the uncertainty regarding whether Janssen would exercise any of the options and whether any of the associated milestones would be achieved.

The Company also considered the existence of any significant financing component within the Janssen Agreement given its upfront payment structure. Based upon this assessment, the Company concluded that the up-front payment was provided for valid business reasons and not for the purpose of providing financing. Accordingly, the Company has concluded that the upfront payment structure of the Janssen Agreement does not result in the existence of a significant financing component.

In December 2020, the Company and Janssen agreed that the Company initiate the work on the third target in exchange for the $5.0 million upfront initiation fee, recorded as deferred revenue as of December 31, 2020. During the year ended December 31, 2020, the Company incurred $6.2 million in research and development costs and recognized revenue of $8.9 million, related to the research services performed, inclusive of recognizing $2.3 million of previously received upfront payments. During the year ended December 31, 2019, the Company incurred $4.5 million in research and development costs and recognized revenue of $6.2 million, related to research services performed, inclusive of recognizing $1.4 million of previously received upfront payment.

As of December 31, 2020, the Company had $6.4 million due from Janssen recorded in accounts receivable, including $5.0 million related to the upfront payment for initiation of the third program. As of December 31, 2019, the Company had $3.5 million due from Janssen recorded in accounts receivable. As of December 31, 2020, $11.3 million of deferred revenue was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payments received allocated to the performance obligations that are partially unsatisfied as of December 31, 2020. The Company expects to recognize revenue related to these performance obligations through 2024.

The Company's continuing obligations to provide research and development services is based on the results of such efforts and the estimated costs associated with the remaining efforts required to complete the performance obligations may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the Janssen agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation.

12.  Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share because it has issued instruments that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (losses) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (losses) for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding (excluding unvested restricted common stock). The Company calculates diluted net loss per share by dividing net loss by the weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of convertible preferred stock, restricted common stock, warrants, and stock options that are outstanding during the period. The Company has generated a net loss in all periods presented, so the basic and diluted net loss share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data) for the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net loss	$(44,999)	$(43,328)
Weighted average common shares outstanding, basic and diluted	30,594,897	16,101,928
Net loss per share, basic and diluted	$(1.47)	$(2.69)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Year Ended December 31,
	2020	2019
Restricted common stock	100,989	379,700
Restricted stock units	66,216	—
Stock options	4,352,095	2,987,403
	4,519,300	3,367,103

In addition to the securities listed in the table above, in June 2019, the Company adopted the ESPP (Note 8) and as of December 31, 2020, had 515,799 shares of common stock reserved for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share.

13.  Employee Benefit Plan

In 2016, the Company adopted a qualified retirement plan, the Morphic Therapeutic, Inc. 401(k) Plan (the “Plan”) to provide retirement income for eligible employees through employee contributions and employer matching contributions. The Company matches 50% up to the first 6% contributed by a participant. Contributions totaled $0.5 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

14. Quarterly Financial Information (unaudited)

The following tables summarize the results of operations and earnings per share and per unit for the interim periods with the years ended December 31, 2020 and 2019:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
	(in thousands, except per share data)
	(unaudited)
Revenue	$5,594	$7,693	$25,757	$5,901
Operating expenses	23,383	24,113	20,749	23,880
(Loss) Income from operations	(17,789)	(16,420)	5,008	(17,979)
Other (expense) income, net	886	407	231	87
Benefit from income taxes	157	155	115	143
Net (loss) income	$(16,746)	$(15,858)	$5,354	$(17,749)
Net (loss) income per share - basic	$(0.55)	$(0.52)	$0.18	$(0.57)
Net (loss) income per share - diluted	$(0.55)	$(0.52)	$0.17	$(0.57)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share and per unit data)
	(unaudited)
Revenue	$6,068	$5,567	$5,675	$(333)*
Operating expenses	12,202	15,984	15,533	20,246
Loss from operations	(6,134)	(10,417)	(9,858)	(20,579)
Other income, net	1,063	1,119	1,298	1,092
Provision for income taxes	(129)	(135)	(304)	(344)
Net loss	$(5,200)	$(9,433)	$(8,864)	$(19,831)
Net loss per share - basic and diluted	$(2.77)	$(4.73)	$(0.30)	$(0.66)*

*Revisions to estimated costs under the AbbVie arrangement during Q4 2019, which principally related to FDA feedback provided in November 2019 on MORF-720, resulted in a $6 million reduction to revenue previously recognized and corresponding increase to net loss by $6 million or approximately $0.37 per share during the three months-ended December 31, 2019.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms and (2) accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer (principal executive officer), our chief financial officer, (principal financial officer) and our chief accounting officer (principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer, our chief financial officer and our chief accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

December 31, 2020	Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules:
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-38940	3.1	August 13, 2019
3.2	Restated Bylaws of Morphic Holding, Inc., as amended	10-Q	001-38940	3.2	May 6, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-231837	4.1	June 14, 2019
4.2	Investors' Rights Agreement, dated December 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231837	4.2	June 14, 2019
4.3	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1*	Form of Indemnity Agreement.	S-1/A	333-231837	10.1	June 14, 2019
10.2*	2018 Stock Incentive Plan and forms of award agreements	S-1/A	333-231837	10.2	June 14, 2019
10.3*	2019 Equity Incentive Plan and forms of award agreements	S-1/A	333-231837	10.3	June 14, 2019
10.4*	2019 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-231837	10.4	June 14, 2019
10.5*	Offer Letter, dated June 10, 2019, by and between the Registrant and Praveen P. Tipirneni, MD	S-1/A	333-231837	10.5	June 14, 2019
10.6*	Offer Letter, dated June 10, 2019, by and between the Registrant and Bruce N. Rogers, Ph.D	S-1/A	333-231837	10.6	June 14, 2019
10.7*	Offer Letter, dated June 10, 2019, by and between the Registrant and William DeVaul	10-K	001-38940	10.7	February 27, 2020
10.8*	Consulting Agreement, dated December 5, 2019, by and between the Registrant and Timothy A. Springer, Ph.D	10-K	001-38940	10.8	February 27, 2020
10.9	Lease, dated August 5, 2015, by and between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership, as amended.	S-1/A	333-231837	10.9	June 14, 2019
10.10†	Research Collaboration and Option Agreement, dated February 15, 2019, by and among Janssen Pharmaceuticals, Inc. and the Registrant.	S-1/A	333-231837	10.10	June 14, 2019
10.11†	Collaboration and Option Agreement, dated October 16, 2018, by and between AbbVie Biotechnology Ltd and the Registrant.	S-1/A	333-231837	10.11	June 14, 2019

10.12†	Collaboration Agreement, dated June 10, 2015, by and between Morphic Rock Therapeutic, Inc. and Schrödinger, LLC, as amended.	S-1/A	333-231837	10.12	June 14, 2019
10.13†	Exclusive License Agreement, dated October 7, 2015, by and between Children's Medical Center Corporation and the Registrant, as amended.	S-1/A	333-231837	10.13	June 14, 2019
10.14*	Change in Control and Severance Agreement, dated June 12, 2019, by and between the Registrant and Praveen P. Tipirneni, MD	S-1/A	333-231837	10.14	June 14, 2019
10.15*	Change in Control and Severance Agreement, dated June 12, 2019, by and between the Registrant and Bruce N. Rogers	S-1/A	333-231837	10.15	June 14, 2019
10.16	Form of Stock Registration Agreement	S-1/A	333-231837	10.17	June 14, 2019
10.17	Offer Letter, dated February 3, 2020, by and between Marc Schegerin, and Morphic Holding, Inc.	10-Q	001-38940	10.1	August 10, 2020
10.18	Change in Control and Severance Agreement dated February 3, 2020 by and between Marc Schegerin and Morphic Holding, Inc.	10-Q	001-38940	10.2	August 10, 2020
10.19	Amendment No. 1 to the Research Collaboration and Option Agreement, dated December 30, 2020, by and among Janssen Pharmaceuticals, Inc. and the Registrant.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Powers of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Executive compensation plan or agreement.
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

MORPHIC HOLDING, INC.

March 1, 2021	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

March 1, 2021	By:	/s/ Marc Schegerin
Marc Schegerin
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

March 1, 2021	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Praveen P. Tipirneni	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Praveen P. Tipirneni, M.D.

/s/ Marc Schegerin, M.D.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 1, 2021
Marc Schegerin

/s/ Robert E. Farrell, Jr.	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Robert E. Farrell, Jr., CPA

/s/ Gustav Christensen	Director	March 1, 2021
Gustav Christensen

/s/ Martin Edwards	Director	March 1, 2021
Martin Edwards

/s/ Norbert Bischofberger	Director	March 1, 2021
Norbert Bischofberger

/s/ Vikas Goyal	Director	March 1, 2021
Vikas Goyal

/s/ Nilesh Kumar, Ph.D.	Director	March 1, 2021
Nilesh Kumar, Ph.D.

/s/ Amir Nashat	Director	March 1, 2021
Amir Nashat

/s/ Joseph P. Slattery	Director	March 1, 2021
Joseph P. Slattery, CPA

/s/ Timothy A. Springer	Director	March 1, 2021
Timothy A. Springer, Ph.D.

/s/ Otello Stampacchia	Director	March 1, 2021
Otello Stampacchia, Ph.D.