Form 10-Q
period 2021-03-31
Morphic Holding, Inc.
filed 2021-04-29
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 26, 2021 was 36,214,367.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$395,985	$102,047
Marketable securities	52,339	126,217
Accounts receivable	2,759	7,314
Prepaid expenses and other current assets	5,768	3,857
Total current assets	456,851	239,435

Property and equipment, net	2,393	2,606
Restricted cash	275	275
Other assets	47	66
Total assets	$459,566	$242,382
Liabilities
Current liabilities:
Accounts payable	$2,274	$3,845
Accrued expenses	7,199	10,160
Deferred revenue, current portion	24,422	25,266
Deferred rent, current portion	175	167
Total current liabilities	34,070	39,438

Long-term liabilities:
Deferred revenue, net of current portion	56,574	57,672
Deferred rent, net of current portion	30	75
Total liabilities	90,674	97,185

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 36,131,275 shares issued and outstanding as of March 31, 2021 and 32,037,686 shares issued and outstanding as of December 31, 2020	4	3
Additional paid‑in capital	532,700	287,727
Accumulated deficit	(163,796)	(142,512)
Accumulated other comprehensive loss	(16)	(21)
Total stockholders’ equity	368,892	145,197
Total liabilities and stockholders’ equity	$459,566	$242,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Collaboration revenue	$3,265	$5,594
Operating expenses:
Research and development	18,613	18,960
General and administrative	5,953	4,423
Total operating expenses	24,566	23,383
Loss from operations	(21,301)	(17,789)
Other income:
Interest income, net	29	886
Other expenses	(12)	—
Total other income, net	17	886
Loss before benefit from income taxes	(21,284)	(16,903)
Benefit from income taxes	—	157
Net loss	$(21,284)	$(16,746)
Net loss per share, basic and diluted	$(0.63)	$(0.55)

Weighted average common shares outstanding, basic and diluted	33,532,405	30,188,575

Comprehensive loss:
Net loss	$(21,284)	$(16,746)
Other comprehensive income:
Unrealized holding gains on marketable securities	5	571
Total other comprehensive income	5	571
Comprehensive loss	$(21,279)	$(16,175)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity-based compensation expense	—	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercise	35,822	—	167	—	—	167
Issuance of common shares under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	—	—	—	—	571	571
Net Loss	—	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	$241,776	$(114,259)	$615	$128,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common shares under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Unrealized holding gains on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,284)	$(16,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	283
Premium amortization and discount accretion on marketable securities	84	139
Equity‑based compensation	4,442	2,544
Loss on disposal of equipment	3	—
Change in operating assets and liabilities:
Accounts receivable	4,555	(218)
Prepaid expenses and other current assets	(1,772)	279
Other assets	19	33
Accounts payable	(1,566)	(307)
Accrued expenses	(3,147)	(1,024)
Deferred revenue	(1,942)	(3,905)
Deferred rent	(37)	(21)
Net cash used in operating activities	(20,390)	(18,943)
Cash flows from investing activities:
Purchases of marketable securities	(12,200)	(9,089)
Proceeds from maturities of marketable securities	86,000	33,000
Purchase of property and equipment	(51)	(295)
Net cash provided by investing activities	73,749	23,616
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	613	681
Proceeds from at-the-market offering, net of issuance costs	7,231	—
Proceeds from secondary offering, net of issuance costs	230,217	—
Proceeds from issuance of common shares upon stock option exercises	2,518	122
Net cash provided by financing activities	240,579	803
Net increase in cash and cash equivalents and restricted cash	293,938	5,476
Cash and cash equivalents and restricted cash, beginning of period	102,322	101,834
Cash and cash equivalents and restricted cash, end of period	$396,260	$107,310

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5	$30
Non-cash financing activities:
Amounts from exercise of stock options included in prepaid expenses and other current assets	$139	$45
Unpaid offering costs included in accrued expenses	186	—
Supplemental cash flow information:
Cash paid for taxes	$10	$480
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Organization
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
In July 2019, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 6,900,000 shares of its common stock at a public offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of approximately $93.3 million. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 21,010,407 shares of common stock.
In July 2020, the Company entered into an Open Market Sale Agreement ("the Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. During the three months ended March 31, 2021, the Company issued and sold 240,704 shares for net proceeds of $7.2 million after deducting offering commissions and offering expenses paid by the Company. As of March 31, 2021, the Company had approximately $32.4 million of common stock remaining available for sale under the ATM.
In March 2021, the Company completed an underwritten follow-on public offering of 3,500,000 shares of its common stock at a price to the public of $70.00 per share. Gross proceeds from the secondary offering were approximately $245.0 million, before deducting underwriting discounts, commissions and other offering expenses of approximately $15.0 million, paid by the Company, resulting in net proceeds of approximately $230.0 million.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc. and a Massachusetts Security Corporation, organized in December 2019 to take advantage of the favorable tax treatment of income earned on securities held within such entity. All intercompany balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2021 and 2020.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as described below.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”), which requires consideration of a broader range of reasonable and supportable information in developing credit loss estimates. In April 2019, the FASB issued ASU 2019-04, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). Certain provisions of ASU 2019-04 amend the guidance of ASU 2016-13, are applicable to the Company’s investments portfolio, and allow the Company to make certain accounting policy elections regarding establishing allowance for credit losses for the accrued interest receivable and the corresponding disclosures. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”), which clarifies certain areas of the guidance to ensure all companies and organizations can make a smoother transition to the standard. If the Company maintains its EGC status, the guidance is effective for the Company for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be adopted using the modified retrospective approach. The Company is currently evaluating the impact of ASU 2019-11 and the related ASU 2019-04 and ASU 2016-13 on its consolidated financial statements, including the impact of the available accounting policy elections.

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

The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is in the process of assessing the impact of the standard and while not complete, it expects that it will record a material asset and liability related to its current operating lease; however, the full impact of adoption to the Company’s financial statements is yet to be determined. If the Company maintains its EGC status, this standard is effective for the Company for the annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.
3.Fair Value of Financial Assets and Liabilities
The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
•Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
•Level 3 — Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$395,704	$395,704	$—	$—
U.S. Treasury obligations	52,339	—	52,339	—
Total assets	$448,043	$395,704	$52,339	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,760	$101,760	$—	$—
U.S. Treasury obligations	126,217	—	126,217	—
Total assets	$227,977	$101,760	$126,217	$—
The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of March 31, 2021 and December 31, 2020. Marketable securities included in the table above consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020.

The Company believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

	As of March 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
U.S. Treasury securities	less than 1 year	$52,329	$10	$—	$52,339

	As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
U.S. Treasury securities	less than 1 year	$126,212	$7	$(2)	$126,217
5.Cash, Cash Equivalents, and Restricted Cash
Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows:

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019

Cash and cash equivalents	$395,985	$102,047	$107,035	$101,559
Restricted cash	275	275	275	275
Total cash, cash equivalents, and restricted cash	$396,260	$102,322	$107,310	$101,834
6.Accrued Expenses
At March 31, 2021 and December 31, 2020 accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related expenses	$2,186	$5,148
Research and development activities	3,762	4,335
Other expenses	1,252	677
	$7,200	$10,160
7.Equity Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.3 million shares on January 2021. As of March 31, 2021, there were a total of 1.4 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock option	$4,139	$1,872
Restricted common stock	81	552
Restricted stock units	63	10
ESPP	159	110
Total	$4,442	$2,544
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$2,266	$1,792
General and administrative expense	2,176	752
Total	$4,442	$2,544
Restricted Common Stock
The following table summarizes the restricted stock awards activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	100,989	$4.32
Granted	—	—
Vested	(25,150)	4.32
Forfeited	(2,479)	4.32
Unvested restricted common stock as of March 31, 2021	73,360	$4.32
As of March 31, 2021, the Company had unrecognized equity-based compensation expense of $0.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.7 years.
Restricted Stock Units
The following table summarizes the restricted stock units activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	66,216	$10.84
Granted	—	—
Vested	(21,743)	10.84
Forfeited	—	—
Unvested restricted common stock as of March 31, 2021	44,473	$10.84
As of March 31, 2021, the Company had unrecognized equity-based compensation expense of $0.5 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,352,095	$12.22	8.68
Granted	1,289,733	30.51	—	—
Exercised	(279,431)	9.51	—	—
Forfeited	(17,117)	14.69	—	—
Outstanding as of March 31, 2021	5,345,280	$16.77	8.76	$248,648
Options exercisable as of March 31, 2021	1,242,776	$10.58	8.21	$65,490
As of March 31, 2021, the Company had unrecognized equity-based compensation expense of $50.8 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.7 years.
ESPP
In 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. As a result of the automatic increase provision of the ESPP, the number of shares of common stock available for issuance under the ESPP increased by 0.3 million shares on January 1, 2021. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.
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
On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements.
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period. Based on the carryback allowance under the CARES Act, the Company recorded an income tax benefit of $0.2 million for the three months ended March 31, 2020, respectively.

9.Commitments and Contingencies
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
Through March 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments previously disclosed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
10.Option and License Agreements
Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.
AbbVie Agreement
During the three months ended March 31, 2021, the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company recognizes as revenue the $100.0 million up-front payment as research and development services are performed, which is expected to be completed through 2024. During the three months ended March 31, 2021, the Company incurred $1.3 million in research and development costs and recognized revenue of $1.5 million for the research services provided under the AbbVie Agreement
During the year ended December 31, 2020, pursuant to the AbbVie Agreement, on August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors (including MORF-720 and MORF-627) for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million, which was recognized as revenue during the year ended December 31, 2020.The Company is eligible to receive potential milestones and royalties on future development and commercialization of either MORF-720 and MORF-627, as further described in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021, all of which have been fully constrained as of March 31, 2021.
As of March 31, 2021, the Company had $70.2 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of March 31, 2021.

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
Janssen Agreement
During the three months ended March 31, 2021, the Company continued to perform under its agreement with Janssen, pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
Under the terms of the agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program, and Janssen paid to the Company $5.0 million for the third research program commencement fee in February 2021. The Company expects to provide research services and recognize revenue through 2024. During the three months ended March 31, 2021, the Company incurred $1.3 million in research and development costs and recognized revenue of $1.8 million related to research services, including approximately $0.5 million related to the upfront and commencement fees received in prior periods. The Company had $2.8 million and $6.4 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, $10.8 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of March 31, 2021.
11.Net Loss per Share
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(21,284)	$(16,746)
Weighted average common shares outstanding, basic	33,532,405	30,188,575
Net loss per share, basic	$(0.63)	$(0.55)
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended March 31,
	2021	2020
Restricted common stock	73,360	282,829
Restricted stock units	44,473	66,216
Stock options	5,345,280	4,355,549
	5,463,113	4,704,594
In addition to the securities listed in the table above, as of March 31, 2021 the Company had reserved 810,624 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three months ended March 31, 2021.

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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite significant unsuccessful efforts by others, we believe tremendous untapped potential remains for us to develop oral integrin therapies. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers comprised of single-ascending dose, or SAD, food effect, and multiple-ascending dose, or MAD, cohorts to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC. In March 2021, we announced interim results from the SAD portion of the Phase 1 study and MORF-057 was found to be generally well tolerated in all five dose cohorts receiving MORF-057 in single doses ranging from 25 mg to 400 mg; no serious or severe adverse events were noted across all subjects in these cohorts. The pharmacokinetic profile exhibited generally dose-proportional and predictable pharmacokinetics, or PK, that continue to support BID (twice-daily) dosing. The key pharmacodynamic measurement in the trial was mean α4β7 receptor occupancy (RO), which indicated the percentage of α4β7 bound by MORF-057 to be greater than 95% at 12 hours after a single dose across the three highest dose cohorts.

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

Beyond these lead targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Two of our wholly-owned programs have advanced near to or into the lead optimization phase of discovery, specifically, αvβ1 for fibrosis indications and αvβ8 for oncology.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, we issued and sold 240,704 shares for net proceeds of $7.2 million after deducting offering commissions and offering expenses paid by us. As of March 31, 2021, we had approximately $32.4 million of common stock remaining available for sale under the ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2021, we raised an aggregate of approximately $675.1 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.

Since inception, we have incurred significant operating losses. As of March 31, 2021, we had an accumulated deficit of $163.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $448.3 million. We believe that our existing cash and cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.
Impact of the COVID-19 Pandemic
The extent of the ongoing impact of the novel strain of coronavirus, SARS-CoV-2, or COVID-19, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, including the rise of variants that may be less responsive to existing vaccines, impact on our clinical and preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects is prevalent in the locations where we, our collaborators, our contract research organizations, or CROs, suppliers or third-party business partners conduct business. Although we currently have not experienced much of an impact on our business, excluding minor changes to our development timelines, if there are closures or other restrictions in places we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Collaboration Revenue — Janssen
In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, during 2019, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and in December 2020 we agreed with Janssen to commence work on the third research program and Janssen paid us $5.0 million for the third research program commencement fee. Janssen also funds research activities at agreed upon rates. Pursuant to the terms of the agreement, we are also eligible to receive additional milestone and royalty payments.

Expenses
Research and Development
Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:
▪employee-related expenses, including salaries, benefits, and equity-based compensation expense for our research and development personnel;
▪costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
▪costs of manufacturing clinical supply related to any of our current or future product candidates;
▪expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;
▪costs of conducting preclinical studies of any of our current or future product candidates;
▪consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;
▪costs of purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
▪costs related to compliance with clinical regulatory requirements;
▪facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
▪fees for maintaining licenses and other amounts due under our third-party licensing agreements.
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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete our future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
▪the scope, rate of progress, and expenses of our ongoing research activities as well as any additional preclinical studies and clinical trials and other research and development activities;
▪establishing an appropriate safety profile;
▪successful enrollment in and completion of clinical trials;
▪whether our product candidates show safety and efficacy in our clinical trials;
▪receipt of marketing approvals from applicable regulatory authorities, if any;
▪establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

▪obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
▪continued acceptable safety profile of the products following any regulatory approval.
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
On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or the CARES Act, was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recorded a $0.2 million benefit from income taxes during the quarter ended March 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$3,265	$5,594	$(2,329)	(42)%
Operating expenses:
Research and development	18,613	18,960	(347)	(2)%
General and administrative	5,953	4,423	1,530	35%
Total operating expenses	24,566	23,383	1,183	5%
Loss from operations	(21,301)	(17,789)	(3,512)	20%
Other income:
Interest income, net	29	886	(857)	(97)%
Other expenses	(12)	—	(12)	*
Total other income, net	17	886	(869)	(98)%
Loss before benefit from income taxes	$(21,284)	$(16,903)	$(4,381)	26%
Benefit from income taxes	—	157	(157)	*
Net loss	$(21,284)	$(16,746)	$(4,538)	27%
*Percentage not meaningful
Collaboration Revenue
Collaboration revenue decreased by $2.3 million, or 42%, from $5.6 million for the three months ended March 31, 2020 to $3.2 million for the three months ended March 31, 2021. The decrease in total collaboration revenue during the three months ended March 31, 2021 as compared to the same period in 2020 is primarily attributable to a decrease in activity related to the programs under AbbVie Agreement, resulting from AbbVie's exercising an option on the αvβ6 program, partially offset by $0.4 million increase in revenue from our collaboration with Janssen. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense decreased by $0.3 million, or 2% from $19.0 million for the three months ended March 31, 2020 to $18.6 million for the three months ended March 31, 2021. A significant portion of our research and development costs have been external preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$5,222	$5,281	$(59)	(1)%
αvβ6 Program	—	2,256	(2,256)	(100)%
Other AbbVie Agreement programs	699	1,101	(402)	(37)%
Janssen Agreement programs	418	639	(221)	(35)%
αvβ1 Program	1,070	965	105	11%
αvβ8 Program	1,463	763	700	92%
Other early development candidates and unallocated costs	967	242	725	300%
Total external costs	9,839	11,247	(1,408)	(13)%
Internal costs:
Employee compensation and benefits	7,705	7,190	515	7%
Facility and other	1,069	523	546	104%
Total internal costs	8,774	7,713	1,061	14%
Total research and development expense	$18,613	$18,960	$(347)	(2)%
The changes in research and development expense was primarily attributable to the following:
•The $1.4 million decrease in external costs from the three months ended March 31, 2020 to the same period in the current year primarily related to the cessation of work on αvβ6 program following the exercise of the option by AbbVie in August 2020 and lower volume of activity on other AbbVie programs and certain Janssen programs, partially offset by increase in external research costs associated with our other early development candidates, including αvβ1 and αvβ8.
▪The $1.1 million increase in internal costs from the three months ended March 31, 2020 to the same period in the current year was primarily driven by an increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function and increased facilities and other costs.
General and Administrative Expenses
General and administrative expense increased by $1.5 million, or 35%, from $4.4 million for the three months ended March 31, 2020 to $6.0 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily attributable to a $1.4 million increase in non-cash stock-based compensation expense.
Interest Income, Net
Interest income decreased by $0.9 million due to a decrease in marketable securities held during the current period as well as a decrease in yields earned on marketable securities during the three months ended March 31, 2021.
Benefit from Income Tax
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

Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2021, we raised an aggregate of approximately $675.1 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$281	$287
Money market funds (included in cash equivalents)	395,704	101,760
Marketable securities	52,339	126,217
Total cash, cash equivalents, and marketable securities	$448,324	$228,264
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(20,390)	$(18,943)
Net cash provided by investing activities	73,749	23,616
Net cash provided by financing activities	240,579	803
Net increase in cash and cash equivalents and restricted cash	$293,938	$5,476
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $20.4 million for the three months ended March 31, 2021 compared to $18.9 million in cash used in operating activities for the three months ended March 31, 2020. The increase in cash used in operating activities was primarily driven primarily by changes in operating assets and liabilities, partially offset by a $1.9 million increase in non-cash compensation.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $73.7 million for the three months ended March 31, 2021 compared to $23.6 million for three months ended March 31, 2020. The increase in cash provided by investing activities in the current year is due to maturities of marketable securities which have been reinvested in money market funds.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $240.6 million for the three months ended March 31, 2021 primarily resulted from $230.2 million in net proceeds received from the underwritten public offering completed in March 2021, $7.2 million in net proceeds received from sales of shares of common stock under the ATM Agreement, and $3.1 million in proceeds received from issuance of common shares under ESPP and stock option exercises. During the three months ended March 31, 2020, the Company received $0.8 million from issuance of common shares under ESPP and stock option exercises.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
▪the costs of conducting additional clinical and preclinical studies and future clinical trials;
▪the costs of future manufacturing;
▪the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
▪the costs, timing, and outcome of regulatory review of our product candidates;
▪our ability to establish and maintain collaborations on favorable terms, if at all;
▪the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
▪the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
▪the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
▪the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
▪our headcount growth and associated costs as we expand our business operations and research and development activities;
▪the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the effects of the COVID-19 pandemic; and
▪the cost of operating as a public company.
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
During the quarter ended March 31, 2021, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

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
Contractual Obligations
As of March 31, 2021, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

As an EGC, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

•we will avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor report on Critical Audit Matters;

•we will provide reduced disclosure about our executive compensation arrangements; and

•we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:

•We are a clinical stage biopharmaceutical company with a limited operating history, no product candidates approved for commercial sale, and a history of significant losses. We expect to continue to incur significant losses for the foreseeable future and we may never achieve profitability.

•We will require substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed or on terms acceptable to us, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts or other operations.

•Raising additional equity capital may cause dilution to our stockholders.

•Obtaining debt financing may restrict our operations or require us to relinquish rights to our technologies or product candidates.

•Our product candidates are in early stages of development. We and our partners may not obtain regulatory approvals for or successfully commercialize our product candidates, including our lead product candidate MORF-057 and our candidates in the selective αvβ6-specific integrin inhibitors program licensed to AbbVie.

•Our ongoing and future clinical trials may reveal significant adverse events not seen in our preclinical studies, and there is no guarantee that successful results in preclinical studies will lead to successful results in clinical trials. In addition, significant adverse events or other side effects may lead to difficulty in recruiting patients to our clinical trials, and we may be required to abandon our development efforts of our product candidates, which will adversely affect our business and financial condition.

•We currently have collaborations with AbbVie and Janssen, from which we have derived substantially all of our revenue. Continued revenue from these collaborations will require successful development of our product candidates.

•Our product candidates are subject to extensive governmental regulations, and we and/or our collaborators may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval. If we do not receive regulatory approval, we may be unable to commercialize our product candidates. We do not have prior experience in managing the clinical trials necessary to obtain such regulatory approvals.

•If we are not able to obtain, maintain and enforce patent protection for our technologies or our product candidates, the development and commercialization of our product candidates may be adversely affected.

•Our success largely depends on the continued service of our key management, advisors and other specialized technical personnel involved with the crystallization of integrins.

•A sale of a substantial number of shares of our common stock, including under our “at-the-market” offering with Jefferies or other equity or debt offering of our securities, may cause the price of our common stock to decline.

•Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 74% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.

•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.

•Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock.

•The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical studies and clinical trials. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies and clinical trials.

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
As of March 31, 2021, we had approximately 94 full time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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

We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain highquality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our lead product candidate, MORF-057, is in a Phase 1 clinical trial in healthy volunteers. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the quarter ended March 31, 2021, we reported net loss of $21.3 million. As of March 31, 2021, we had an accumulated deficit of approximately $163.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•conduct clinical trials for our current and any future product candidates;

•discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
•manufacture, or have manufactured, preclinical, clinical and commercial supplies of our product candidates;
•seek regulatory approvals for our product candidates or any future product candidates;
•commercialize our current product candidates or any future product candidates, if approved;
•attempt to transition from a company with a research focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
•hire additional clinical, scientific and management personnel;
•add operational, financial and management information systems and personnel;
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19.
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidate for our α4β7 program, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any postmarketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of March 31, 2021, we had $448.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the timing, cost and progress of preclinical and clinical development activities;

•the number and scope of preclinical and clinical programs we decide to pursue;
•the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;

•the timing and amount of milestone and other payments we may receive or make under our collaboration agreements;

•our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•the costs of manufacturing our product candidates by third parties;

•the cost of regulatory submissions and timing of regulatory approvals;
•the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs;
•our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates; and
•our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.
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
The success of our current and future product candidates will depend on many factors, including the following actions to be taken by us or our collaborators, as applicable:
•successful completion of necessary preclinical studies to enable the initiation of clinical trials;
•successful enrollment of patients in, and the completion of, our clinical trials with favorable results;
•receiving required regulatory authorizations for the development and approvals for the commercialization of our product candidates;
•establishing and maintaining arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
•enforcing and defending our intellectual property rights and claims;

•achieving desirable therapeutic properties for our product candidates’ intended indications;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies; and
•maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.
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
We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•preclinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;
•preclinical studies conducted outside of the United States may be affected by tariffs or import/export restrictions imposed by the United States or other governments;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•product-related side effects experienced by patients in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
•our third-party manufacturers’ inability to successfully manufacture our products;
•inability of any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials or commercial sales;
•delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•delays in enrolling patients in our clinical trials;
•high drop-out rates of our clinical trial patients;
•inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;
•harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;
•failure to demonstrate a benefit-risk profile acceptable to the FDA or other regulatory agencies;
•unfavorable FDA or other regulatory agency inspection and review of one or more clinical trial sites or manufacturing facilities used in the testing and manufacture of any of our product candidates;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular or as a result of the impacts of COVID-19; or
•varying interpretations of our data by the FDA and similar foreign regulatory agencies.

•We or our collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our integrin inhibitor programs or any future product candidates, including:
•regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from a trial’s protocol or drop out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment followup at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
•the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.
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

Our αvβ6-specific integrin inhibitor program, including MORF720 and MORF-627, is under development for the treatment of idiopathic pulmonary fibrosis, or IPF, by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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
Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Historically, several injectable integrin inhibitors have been approved by the FDA for treatment of inflammatory bowel disease, multiple sclerosis, psoriasis, acute coronary syndrome and dry eye disease. However, our product candidates are based on a novel approach to oral integrin therapies, and while integrins are a well-understood receptor family, to date, no oral small molecule integrin therapies have been approved by the FDA. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an orally bioavailable product based on our novel technologies, and we may not be able to convince the medical community and thirdparty payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals;
•the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our product candidates as demonstrated in clinical trials;
•the prevalence and severity of any adverse side effects associated with our product candidates;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•relative convenience and ease of administration of our product candidates;
•the willingness of patients to accept any new methods of administration;
•unfavorable publicity relating to our current product candidates or any future product candidates;
•the success of our physician education programs;
•the effectiveness of sales and marketing efforts;
•the availability of coverage and adequate reimbursement from government and third-party payors;
•the pricing of our products, particularly as compared to alternative treatments; and
•the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.
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
If any of our product candidates receive regulatory approval and we or others identify undesirable side effects caused by such product, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we may be required to recall the product or change the way the product is administered to patients;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
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
Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out or in licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future strategic partners. Our collaborators may consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.
We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.
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
•an inability to initiate or continue clinical trials of product candidates under development;

•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•loss of the cooperation of existing or future collaborators;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2021, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
    we may develop additional proprietary technologies that are patentable;
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
In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented knowhow, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented knowhow, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, we expect that, over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
As the field of smallmolecule integrin inhibitorbased therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on thirdparty manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.
Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning or untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;
•suspension or revocation of product license approvals;
•product seizure or detention or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
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
Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, prohibits, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•HIPAA, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information; the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;

•state privacy laws and regulations, such as those of California and Massachusetts, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, which modifies the CCPA and creates additional obligations beginning on January 1, 2022) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);
•the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
•certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:
•exclusion from participation in government-funded healthcare programs; and
•exclusion from eligibility for the award of government contracts for our products.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our MInT Platform, product candidates or future development programs;
•results of preclinical and clinical trials, or the addition or termination of existing or future clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•additions and departures of key personnel;
•strategic decisions by us, our collaborators or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19.
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
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:
•results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•the success of competitive products or technologies;

•introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
•market conditions in the pharmaceutical and biotechnology sectors;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•our ability or inability to raise additional capital and the terms on which we raise it;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;
•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•share price and fluctuations of trading volume of our common stock, which may affect our trading liquidity and public float;
•sales of our common stock by us, insiders or our stockholders;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•actions instituted by activist shareholders or others;
•terrorist acts, acts of war or periods of widespread civil unrest;
•
•natural disasters and other calamities, including global pandemics, such as COVID-19; and
•general economic, industry and market conditions.
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
Based on the beneficial ownership of our common stock as of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our restated certificate of incorporation and our restated bylaws, as amended, contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1	Offer Letter, dated February 20, 2020, by and between the Registrant and Peter Linde.				X
10.2	Change in Control and Severance Agreement dated February 20, 2020 by and between the Registrant and Peter Linde.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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

MORPHIC HOLDING, INC.

April 29, 2021	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
April 29, 2021		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

April 29, 2021	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)