Form 10-Q/A
period 2021-03-31
Morphic Holding, Inc.
filed 2021-05-17
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2021 (the “10-Q”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after April 29, 2021) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1	Offer Letter, dated February 20, 2020, by and between the Registrant and Peter Linde.	10-Q	001-38940	April 29, 2021
10.2	Change in Control and Severance Agreement dated February 20, 2020 by and between the Registrant and Peter Linde.	10-Q	001-38940	April 29, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38940	April 29, 2021
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38940	April 29, 2021
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	001-38940	April 29, 2021
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	001-38940	April 29, 2021
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	001-38940	April 29, 2021
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	001-38940	April 29, 2021
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	001-38940	April 29, 2021
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

MORPHIC HOLDING, INC.

May 17, 2021	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
May 17, 2021		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

May 17, 2021	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)