Form 10-Q
period 2021-06-30
Morphic Holding, Inc.
filed 2021-08-04
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 30, 2021 was 36,415,045.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$399,404	$102,047
Marketable securities	32,214	126,217
Accounts receivable	1,314	7,314
Prepaid expenses and other current assets	3,914	3,857
Total current assets	436,846	239,435

Property and equipment, net	2,331	2,606
Restricted cash	275	275
Other assets	31	66
Total assets	$439,483	$242,382
Liabilities
Current liabilities:
Accounts payable	$5,254	$3,845
Accrued expenses	7,693	10,160
Deferred revenue, current portion	21,799	25,266
Deferred rent, current portion	166	167
Total current liabilities	34,912	39,438

Long-term liabilities:
Deferred revenue, net of current portion	56,662	57,672
Deferred rent, net of current portion	—	75
Total liabilities	91,574	97,185

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 36,277,511 shares issued and outstanding as of June 30, 2021 and 32,037,686 shares issued and outstanding as of December 31, 2020	4	3
Additional paid‑in capital	539,536	287,727
Accumulated deficit	(191,611)	(142,512)
Accumulated other comprehensive loss	(20)	(21)
Total stockholders’ equity	347,909	145,197
Total liabilities and stockholders’ equity	$439,483	$242,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Collaboration revenue	$3,848	$7,693	$7,114	$13,287
Operating expenses:
Research and development	24,552	19,918	43,165	38,878
General and administrative	7,139	4,195	13,091	8,618
Total operating expenses	31,691	24,113	56,256	47,496
Loss from operations	(27,843)	(16,420)	(49,142)	(34,209)
Other income:
Interest income, net	35	413	63	1,299
Other expenses	(7)	(6)	(20)	(6)
Total other income, net	28	407	43	1,293
Loss before benefit from income taxes	(27,815)	(16,013)	(49,099)	(32,916)
Benefit from income taxes	—	155	—	312
Net loss	$(27,815)	$(15,858)	$(49,099)	$(32,604)
Net loss per share, basic and diluted	$(0.77)	$(0.52)	$(1.41)	$(1.08)

Weighted average common shares outstanding, basic and diluted	36,179,085	30,360,851	34,863,056	30,274,713

Comprehensive loss:
Net loss	$(27,815)	$(15,858)	$(49,099)	$(32,604)
Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(4)	(391)	1	180
Total other comprehensive income (loss)	(4)	(391)	1	180
Comprehensive loss	$(27,819)	$(16,249)	$(49,098)	$(32,424)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity-based compensation expense	—	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercises	35,822	—	167	—	—	167
Issuance of common stock under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	—	—	—	—	571	571
Net Loss	—	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	$241,776	$(114,259)	$615	$128,135
Equity-based compensation expense	—	—	2,489	—	—	2,489
Vesting of restricted shares	57,490	—	—	—	—	—
Issuance of common shares upon stock option exercises	80,560	—	542	—	—	542
Unrealized holding gains on marketable securities	—	—	—	—	(391)	(391)
Net Loss	—	—	—	(15,858)	—	(15,858)
Balance at June 30, 2020	30,421,775	$3	$244,807	$(130,117)	$224	$114,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common shares under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Unrealized holding gains on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892
Equity‑based compensation expense	—	—	5,308	—	—	5,308
Vesting of restricted shares	24,080	—	—	—	—	—
Issuance of common shares upon stock option exercises	122,156	—	1,577	—	—	1,577
Unrealized holding losses on marketable securities	—	—	—	—	(4)	(4)
Offering costs incurred	—	—	(49)	—	—	(49)
Net loss	—	—	—	(27,815)	—	(27,815)
Balance at June 30, 2021	36,277,511	$4	$539,536	$(191,611)	$(20)	$347,909
The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(49,099)	$(32,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	569
Premium amortization and discount accretion on marketable securities	205	308
Equity‑based compensation	9,750	5,033
Loss on disposal of equipment	4	—
Change in operating assets and liabilities:
Accounts receivable	6,000	(64)
Prepaid expenses and other current assets	(57)	916
Other assets	35	51
Accounts payable	1,376	(1,051)
Accrued expenses	(2,467)	1,335
Deferred revenue	(4,477)	(9,756)
Deferred rent	(76)	(40)
Net cash used in operating activities	(38,298)	(35,303)
Cash flows from investing activities:
Purchases of marketable securities	(12,200)	(9,088)
Proceeds from maturities of marketable securities	106,000	75,000
Purchase of property and equipment	(205)	(385)
Net cash provided by investing activities	93,595	65,527
Cash flows from financing activities:
Deferred issuance costs	—	(52)
Proceeds from issuance of common shares under Employee Stock Purchase Plan	613	681
Proceeds from at-the-market offering, net of issuance costs	7,231	—
Proceeds from secondary offering, net of issuance costs	229,982	—
Proceeds from issuance of common shares upon stock option exercises	4,234	709
Net cash provided by financing activities	242,060	1,338
Net increase in cash and cash equivalents and restricted cash	297,357	31,562
Cash and cash equivalents and restricted cash, beginning of period	102,322	101,834
Cash and cash equivalents and restricted cash, end of period	$399,679	$133,396

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$41	$31
Non-cash financing activities:
Deferred issuance costs included in accrued expenses and prepaid expenses and other current assets	$—	$315
Supplemental cash flow information:
Cash paid for taxes	$90	$480
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Organization and Liquidity
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future. The Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

In July 2020, the Company entered into an Open Market Sale Agreement ("the Agreement") with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. During the three months ended June 30, 2021, no shares under the ATM were sold. During the six months ended June 30, 2021, the Company issued and sold 240,704 shares for net proceeds of $7.2 million after deducting offering commissions and offering expenses paid by the Company. As of June 30, 2021, the Company had approximately $32.4 million of common stock remaining available for sale under the ATM. The Agreement will be amended upon the filing of this report such that, as of the date hereof a new at-the-market offering (“New ATM”) will be established, with an aggregate offering price of up to $150,000,000. The Company entered into an Amendment No. 1 to the Open Market Sale Agreement with Jefferies with respect to the New ATM. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, referred to as Placement Shares, through Jefferies as its sales agent. The Company may not sell any Placement Shares under the ATM after the date hereof.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2021 and 2020.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as described below.
Recently Issued Accounting Pronouncements not yet Adopted
At IPO, as an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company has made an election under Section 107 of the JOBS Act to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards and has been following requirements applicable to the private companies for adopting new and updated accounting standards. Based on the value of the Company's common stock held by non-affiliates on June 30, 2021, the Company will become a large accelerated filer for the year ending December 31, 2021 and will follow adoption guidance mandated for non-EGC entities.
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
As of December 31, 2021, the Company will become a large accelerated filer and as a result, the guidance under ASU 2019-04, ASU 2016-13 and ASU 2019-11 is effective for the Company's Annual Report on Form 10-K to be filed for the year ended December 31, 2021. The Company will record a cumulative effect adjustment to retained earnings retroactive to January 1, 2021, the date of adoption. The Company is currently evaluating the impact of ASU 2019-11 and the related ASU 2019-04 and ASU 2016-13 on its consolidated financial statements, including the impact of the available accounting policy elections. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

The Company is currently evaluating the effect of adopting the requirements of ASU 2016-02 as it relates to its facility lease as discussed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company is also performing an evaluation of other material contracts to determine if any contain embedded leases, and has not identified any to date. As of December 31, 2021, the Company will become a large accelerated filer and as a result, the guidance under ASU 2016-02 is effective for the Company's Annual Report on Form 10-K to be filed for the year ended December 31, 2021, with an effective date of adoption of January 1, 2021.

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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$399,073	$399,073	$—	$—
U.S. Treasury obligations	32,214	—	32,214	—
Total assets	$431,287	$399,073	$32,214	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,760	$101,760	$—	$—
U.S. Treasury obligations	126,217	—	126,217	—
Total assets	$227,977	$101,760	$126,217	$—

The money market funds included in the table above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of June 30, 2021 and December 31, 2020. Marketable securities included in the table above consist exclusively of U.S. Treasury securities that are valued using prices provided by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. Accordingly, these securities are categorized as Level 2 as of June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.
The Company believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

	As of June 30, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
U.S. Treasury securities	less than 1 year	$32,208	$6	$—	$32,214

	As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
U.S. Treasury securities	less than 1 year	$126,212	$7	$(2)	$126,217
5.Cash, Cash Equivalents, and Restricted Cash
Restricted cash consists of a letter of credit in the amount of $275,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019

Cash and cash equivalents	$399,404	$102,047	$133,121	$101,559
Restricted cash	275	275	275	275
Total cash, cash equivalents, and restricted cash	$399,679	$102,322	$133,396	$101,834
6.Accrued Expenses
At June 30, 2021 and December 31, 2020 accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and related expenses	$3,626	$5,148
Research and development activities	3,100	4,335
Other expenses	967	677
	$7,693	$10,160
7.Equity Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.3 million shares on January 2021. As of June 30, 2021, there were a total of 1.3 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock option	$4,906	$2,190	$9,045	$4,061
Restricted common stock	72	133	153	686
Restricted stock units	159	59	222	69
ESPP	171	107	330	217
Total	$5,308	$2,489	$9,750	$5,033
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$2,542	$1,352	$4,807	$3,143
General and administrative expense	2,766	1,137	4,943	1,890
Total	$5,308	$2,489	$9,750	$5,033
Restricted Common Stock
The following table summarizes the restricted stock awards activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	100,989	$4.32
Granted	—	—
Vested	(49,230)	4.32
Forfeited	(3,040)	4.32
Unvested restricted common stock as of June 30, 2021	48,719	$4.32
As of June 30, 2021, the Company had unrecognized equity-based compensation expense of $0.1 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Units
The following table summarizes the restricted stock units activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	66,216	$10.84
Granted	7,000	57.73
Vested	(21,743)	10.84
Forfeited	—	—
Unvested restricted common stock as of June 30, 2021	51,473	$17.22

As of June 30, 2021, the Company had unrecognized equity-based compensation expense of $0.7 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,352,095	$12.22	8.68
Granted	1,507,633	34.69	—	—
Exercised	(401,587)	10.55	—	—
Forfeited	(58,334)	17.20	—	—
Outstanding as of June 30, 2021	5,399,807	$18.56	8.48	$210,541
Options exercisable as of June 30, 2021	1,642,213	$12.39	7.91	$73,894
As of June 30, 2021, the Company had unrecognized equity-based compensation expense of $54.8 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.6 years.
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2021. Based on the carryback allowance under the CARES Act, the Company recorded an income tax benefit of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively.

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
Through June 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the three and six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments previously disclosed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
10.Option and License Agreements
Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.
AbbVie Agreement
During the three and six months ended June 30, 2021, the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company recognizes as revenue the $100.0 million up-front payment as research and development services are performed, which is expected to be completed through 2024. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized	$2,070	$5,289	$3,567	$8,681
Costs incurred	1,847	3,205	3,168	7,670
On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million, which was recognized as revenue during the year ended December 31, 2020.The Company is eligible to receive potential milestones and royalties on future development and commercialization of Morphic’s αvβ6–specific integrin inhibitors, as further described in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021, all of which have been fully constrained as of June 30, 2021.
As of June 30, 2021, the Company had $68.1 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of June 30, 2021. The Company had $0.9 million recorded as accounts receivable from AbbVie on the condensed consolidated balance sheet as of December 31. 2020. No amounts were recorded as accounts receivable from AbbVie as of June 30, 2021.
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
Janssen Agreement
During the three and six months ended June 30, 2021, the Company continued to perform under its agreement with Janssen (the "Janssen Agreement"), pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
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
The follow table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Janssen Agreement during three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reimbursement revenue	$1,313	$1,843	$2,638	$3,531
Upfront payment revenue	465	561	909	1,075
Total revenue recognized	$1,778	$2,404	$3,547	$4,606
Costs incurred	$1,131	$1,634	$2,270	$3,101
The Company had $1.3 million and $6.4 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, $10.4 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheet based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of June 30, 2021.
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(27,815)	$(15,858)	$(49,099)	$(32,604)
Weighted average common shares outstanding, basic	36,179,085	30,360,851	34,863,056	30,274,713
Net loss per share, basic	$(0.77)	$(0.52)	$(1.41)	$(1.08)
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three and Six Months Ended June 30,
	2021	2020
Restricted common stock	48,719	224,231
Restricted stock units	51,473	66,216
Stock options	5,399,807	4,694,324
	5,499,999	4,984,771
In addition to the securities listed in the table above, as of June 30, 2021 the Company had reserved 810,624 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the six months ended June 30, 2021.

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
In March 2021, we announced interim results from the SAD portion of the Phase 1 trial and MORF-057 was found to be generally well tolerated in all five dose cohorts receiving MORF-057 in single doses ranging from 25 mg to 400 mg; no serious or severe adverse events were noted across all subjects in these cohorts. The pharmacokinetic profile exhibited generally dose-proportional and predictable pharmacokinetics, or PK, that continue to support BID (twice-daily) dosing. The key pharmacodynamic, or PD, measurement in the trial was mean α4β7 receptor occupancy (RO), which indicated the percentage of α4β7 receptors bound by MORF-057 to be greater than 95% at 12 hours after a single dose across the three highest dose cohorts.
In July 2021, we announced complete Phase 1 results that included SAD, MAD and food effect (FE) cohorts evaluating MORF-057 for safety, pharmacokinetic and pharmacodynamic measures. A total of 67 eligible healthy subject were enrolled and 66 subjects completed the study. MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 also demonstrated a predictable and dose-dependent PK profile. Results from the food effect cohort showed that high fat meal intake did not impact trough levels of MORF-057 and indicated that MORF-057 can be administered without regard to food in planned studies in patients. In the key PD measurement of α4β7 RO, MORF-057 demonstrated dose and time-dependent receptor occupancy of α4β7 with complete receptor saturation in all subjects in the 100mg BID cohort. Changes in additional investigational PD biomarkers including α4β7 specific lymphocyte subsets and CCR9 transcripts were consistent with published literature for other intravenous biologic α4β7 inhibitors, providing additional mechanistic validation. These results taken as whole provide a basis upon which to select candidate doses for our upcoming Phase 2 ulcerative colitis program.

In August 2020, AbbVie exercised the option and now controls and is responsible for the development and commercialization of our αvβ6-specific integrin inhibitor program. In connection with the option exercise, AbbVie made a one-time $20.0 million payment to us. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the AbbVie Agreement. In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, or the Janssen Agreement. In February 2021 Janssen paid us $5.0 million to commence work on a third research program. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the Janssen Agreement. We continue to advance additional discovery programs with AbbVie and Janssen as a part of these collaborations.

Beyond these targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of additional therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced near to or into lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting demonstrating anti-tumor activity in checkpoint refractory cancer models and continue our focus on advancing our avb8 program in oncology.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.

In July 2020, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. During the three months ended June 30, 2021, we sold no shares under our ATM Agreement. During the six months ended June 30, 2021, we issued and sold 240,704 shares for net proceeds of $7.2 million after deducting offering commissions and offering expenses paid by us. As of June 30, 2021, we had approximately $32.4 million of common stock remaining available for sale under the ATM. The ATM Agreement will be amended upon the filing of this report such that, as of the date hereof a new at-the-market offering, or the New ATM, will be established, with an aggregate offering price of up to $150,000,000. The Company entered into an Amendment No. 1 to the ATM Agreement with Jefferies in connection with the New ATM. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, referred to as Placement Shares, through Jefferies as its sales agent. The Company may not sell any Placement Shares under the Previous ATM after the date hereof.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2021, we raised an aggregate of approximately $677.9 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.

Since inception, we have incurred significant operating losses. As of June 30, 2021, we had an accumulated deficit of $191.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $431.6 million. We believe that our existing cash and cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.
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

Collaboration Revenue — Janssen
In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, during 2019, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and in December 2020 we agreed with Janssen to commence work on the third research program, and in February 2021 Janssen paid us $5.0 million for the third research program commencement fee. Janssen also funds research activities at agreed upon rates. Pursuant to the terms of the agreement, we are also eligible to receive additional milestone and royalty payments.

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
Benefit from Income Tax Expense for Interim Periods
Benefit from or provision for income tax expense recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or the CARES Act, was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recorded a $0.2 million and $0.3 million benefit from income taxes during the three and six months ended June 30, 2020.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and June 30, 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and June 30, 2020:

	Three months ended		Change
	June 30, 2021	June 30, 2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$3,848	$7,693	$(3,845)	(50)%
Operating expenses:
Research and development	24,552	19,918	4,634	23%
General and administrative	7,139	4,195	2,944	70%
Total operating expenses	31,691	24,113	7,578	31%
Loss from operations	(27,843)	(16,420)	(11,423)	70%
Other income:
Interest income, net	35	413	(378)	(92)%
Other expenses	(7)	(6)	(1)	*
Total other income, net	28	407	(379)	(93)%
Loss before benefit from income taxes	$(27,815)	$(16,013)	$(11,802)	74%
Benefit from income taxes	—	155	(155)	*
Net loss	$(27,815)	$(15,858)	$(11,957)	75%
*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $3.8 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, we successfully completed preclinical studies for the αvβ6 program, which resulted in the revision of our estimates to satisfy our performance obligations in the three months ended June 30, 2020. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $4.6 million, or 23% from $19.9 million for the three months ended June 30, 2020 to $24.6 million for the three months ended June 30, 2021. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended June 30, 2021 and 2020:

	Three months ended		Change
	June 30, 2021	June 30, 2020	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$10,523	$7,712	$2,811	36%
αvβ6 Program	—	1,195	(1,195)	(100)%
Other AbbVie Agreement programs	1,222	1,012	210	21%
Janssen Agreement programs	436	853	(417)	(49)%
αvβ1 Program	271	892	(621)	(70)%
αvβ8 Program	1,924	996	928	93%
Other early development candidates and unallocated costs	1,204	216	988	457%
Total external costs	15,580	12,876	2,704	21%
Internal costs:
Employee compensation and benefits	7,973	6,107	1,866	31%
Facility and other	999	935	64	7%
Total internal costs	8,972	7,042	1,930	27%
Total research and development expense	$24,552	$19,918	$4,634	23%
*Percentage not meaningful
The changes in research and development expense was primarily attributable to the following:
•The $2.7 million increase in external costs from the three months ended June 30, 2020 to the period ended June 30, 2021 primarily related to the ongoing Phase 1 clinical study for MORF-057, manufacturing costs to support further development of MORF-057, as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by a decrease in expenditures associated with the αvβ6 program as a result of the option exercise by AbbVie in August 2020.
▪The $1.9 million increase in internal costs from the three months ended June 30, 2020 to the period ended June 30, 2021 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $2.9 million, or 70%, from $4.2 million for the three months ended June 30, 2020 to $7.1 million for the three months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to a $1.6 million increase in non-cash stock-based compensation expense, a $0.3 million increase in personnel costs, and a $0.8 million increase in professional and consulting fees.
Interest Income, Net
Interest income decreased by $0.4 million due to a decrease in marketable securities held during the current period as well as a decrease in yields earned on marketable securities during the three months ended June 30, 2021.
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

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$7,114	$13,287	$(6,173)	(46)%
Operating expenses:
Research and development	43,165	38,878	4,287	11%
General and administrative	13,091	8,618	4,473	52%
Total operating expenses	56,256	47,496	8,760	18%
Loss from operations	(49,142)	(34,209)	(14,933)	44%
Other income:
Interest income, net	63	1,299	(1,236)	(95)%
Other expenses	(20)	(6)	(14)	233%
Total other income, net	43	1,293	(1,250)	(97)%
Loss before benefit from income taxes	$(49,099)	$(32,916)	$(16,183)	49%
Benefit from income taxes	—	312	(312)	*
Net loss	$(49,099)	$(32,604)	$(16,495)	51%
*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $6.2 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, we successfully completed preclinical studies for the αvβ6 program, which resulted in the revision of our estimates to satisfy our performance obligations in the six months ended June 30, 2020. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $4.3 million. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for six months ended June 30, 2021 and 2020:

	Six months ended		Change
	June 30, 2021	June 30, 2020	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$15,746	$12,994	$2,752	21%
αvβ6 Program	—	3,451	(3,451)	(100)%
Other AbbVie Agreement programs	1,921	2,114	(193)	(9)%
Janssen Agreement programs	854	1,493	(639)	(43)%
αvβ1 Program	1,341	1,858	(517)	(28)%
αvβ8 Program	3,387	1,758	1,629	93%
Other early development candidates and unallocated costs	2,171	458	1,713	374%
Total external costs	25,420	24,126	1,294	5%
Internal costs:
Employee compensation and benefits	15,678	13,294	2,384	18%
Facility and other	2,067	1,458	609	42%
Total internal costs	17,745	14,752	2,993	20%
Total research and development expense	$43,165	$38,878	$4,287	11%
*Percentage not meaningful
The changes in research and development expense was primarily attributable to the following:
•The $1.3 million increase in external costs from the six months ended June 30, 2020 to the period ended June 30, 2021 primarily related increased volume of research activity in MORF-057 and αvβ8 programs, and initiation of work on other early programs, partially offset by a decrease in expenditures due to the cessation of work on αvβ6 program following the exercise of the option by AbbVie in August 2020.
▪The $3.0 million increase in internal costs from the six month ended June 30, 2020 to the period ended June 30, 2021 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $4.5 million, or 52%, from $8.6 million for the six months ended June 30, 2020 to $13.1 million for the six months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to a $3.1 million increase in non-cash stock-based compensation expense, a $0.6 million increase in personnel costs, and a $0.8 million increase in consulting and professional fees.
Interest Income, Net
Interest income decreased by $1.3 million due to a decrease in marketable securities held during the current period as well as a decrease in yields earned on marketable securities during the six months ended June 30, 2021.
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

Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2021, we raised an aggregate of approximately $677.9 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO and follow-on equity offering, and sales of shares of our common stock pursuant to the ATM Agreement, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$331	$287
Money market funds (included in cash equivalents)	399,073	101,760
Marketable securities	32,214	126,217
Total cash, cash equivalents, and marketable securities	$431,618	$228,264
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(38,298)	$(35,303)
Net cash provided by investing activities	93,595	65,527
Net cash provided by financing activities	242,060	1,338
Net increase in cash and cash equivalents and restricted cash	$297,357	$31,562
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $38.3 million for the six months ended June 30, 2021 compared to $35.3 million in cash used in operating activities for the six months ended June 30, 2020. The increase in cash used in operating activities was primarily driven primarily by changes in operating assets and liabilities, partially offset by a $4.7 million increase in non-cash compensation.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $93.6 million for the six months ended June 30, 2021 compared to $65.5 million for three months ended June 30, 2020. The increase in cash provided by investing activities in the current year is due to maturities of marketable securities which have been reinvested in money market funds, classified as a cash equivalent.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $242.1 million for the six months ended June 30, 2021 primarily resulted from $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $7.2 million in net proceeds received from sales of shares of common stock under the ATM Agreement, and $4.8 million in proceeds received from issuance of common shares under ESPP and stock option exercises. During the three months ended June 30, 2020, the Company received $1.3 million from issuance of common shares under ESPP and stock option exercises.

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
During the quarter ended June 30, 2021, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

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
Contractual Obligations
As of  June 30, 2021, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Emerging Growth Company and Smaller Reporting Status
We will continue to be an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act until December 31, 2021. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

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
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2021, we had approximately 96 full time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we plan to conduct a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the quarter ended June 30, 2021, we reported a net loss of $27.8 million. As of June 30, 2021, we had an accumulated deficit of approximately $191.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of June 30, 2021, we had $431.6 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Our α4β7 clinical program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., Protagonist Therapeutics, Inc., Roche Holding AG, and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies.

If our αvβ6-specific integrin inhibitor program is under development for the treatment of idiopathic pulmonary fibrosis, or IPF, by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, it would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto Biotech, Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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
We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. On January 5, 2021, we also announced the expansion of our collaboration agreement with Janssen relating to a third integrin target, for which we received a milestone payment. We have derived substantially all of our revenue to date from these collaboration agreements, and we may derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2021, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize our product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:
•others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•we or our licensors, or our existing or future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license;

•we or our licensors, or our existing or future collaborators are the first to file patent applications covering certain aspects of our inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•a third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;
•any issued patents that we own or have licensed or that we may license in the future will provide us with any competitive advantages, or will not be challenged by third parties;
•we may develop additional proprietary technologies that are patentable;
•the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects; and
•our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. In July 2021, President Biden issued an executive order supporting the importation of drugs from Canada as an effort to reduce prescription drug costs, requesting that the Department of Health and Human Services develop a plan to address drug pricing by the end of the summer of 2021 and encouraging the Federal Trade Commission to use its rulemaking authority to combat unfair anticompetitive conduct related to the introduction of generic drugs and biosimilars to the market.

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
In some countries, particularly member states of the European Union, or EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. In addition, as a result of Brexit, there will be a transition period until a comprehensive trade agreement between the United Kingdom and EU is negotiated by year-end 2020. Beginning in 2021, the United Kingdom became a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies LLC (“Jefferies”). Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act until December 31, 2021. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report.
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
We will remain an emerging growth company until December 31, 2021. As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million and therefore, we will no longer be considered an emerging growth company and smaller reporting company as of December 31, 2021 and will need to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and adopt new or revised accounting standards in the timeframe as required for non-emerging growth companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
10.1^	Amendment No. 2 to Research Collaboration and Option Agreement, dated as of June 18, 2021, by and between the Registrant and Janssen Pharmaceuticals, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
^ Confidential treatment is requested by the Securities and Exchange Commission, as to certain portions thereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORPHIC HOLDING, INC.

August 4, 2021	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
August 4, 2021		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

August 4, 2021	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)