Form 10-Q
period 2021-09-30
Morphic Holding, Inc.
filed 2021-11-04
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of November 1, 2021 was 36,961,618.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$184,159	$102,047
Short-term marketable securities	243,417	126,217
Accounts receivable	2,618	7,314
Prepaid expenses and other current assets	5,210	3,857
Total current assets	435,404	239,435

Property and equipment, net	2,584	2,606
Restricted cash	560	275
Other assets	15	66
Total assets	$438,563	$242,382

Liabilities
Current liabilities:
Accounts payable	$3,176	$3,845
Accrued expenses	8,417	10,160
Deferred revenue, current portion	30,148	25,266
Deferred rent, current portion	23	167
Total current liabilities	41,764	39,438

Long-term liabilities:
Deferred revenue, net of current portion	46,495	57,672
Deferred rent, net of current portion	139	75
Total liabilities	88,398	97,185

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 36,892,411 shares issued and outstanding as of September 30, 2021 and 32,037,686 shares issued and outstanding as of December 31, 2020	4	3
Additional paid‑in capital	566,906	287,727
Accumulated deficit	(216,652)	(142,512)
Accumulated other comprehensive loss	(93)	(21)
Total stockholders’ equity	350,165	145,197
Total liabilities and stockholders’ equity	$438,563	$242,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Collaboration revenue	$3,124	$25,757	$10,238	$39,044
Operating expenses:
Research and development	20,966	15,998	64,131	54,877
General and administrative	7,276	4,751	20,367	13,368
Total operating expenses	28,242	20,749	84,498	68,245
(Loss) Income from operations	(25,118)	5,008	(74,260)	(29,201)
Other income:
Interest income, net	77	237	140	1,536
Other expense	—	(6)	(20)	(12)
Total other income, net	77	231	120	1,524
(Loss) Income before benefit from income taxes	(25,041)	5,239	(74,140)	(27,677)
Benefit from income taxes	—	115	—	427
Net (loss) income	$(25,041)	$5,354	$(74,140)	$(27,250)
Net (loss) income per share, basic	$(0.69)	$0.18	$(2.09)	$(0.90)
Net (loss) income per share, diluted	$(0.69)	$0.17	$(2.09)	$(0.90)

Weighted average common shares outstanding, basic	36,547,222	30,533,847	35,392,153	30,368,437
Weighted average common shares outstanding, diluted	36,547,222	32,366,141	35,392,153	30,368,437

Comprehensive (loss) income:
Net (loss) income	$(25,041)	$5,354	$(74,140)	$(27,250)
Other comprehensive loss:
Unrealized holding losses on marketable securities	(73)	(190)	(72)	(10)
Total other comprehensive loss	(73)	(190)	(72)	(10)
Comprehensive (loss) income	$(25,114)	$5,164	$(74,212)	$(27,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common shares under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Unrealized holding gains on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892
Equity‑based compensation expense	—	—	5,308	—	—	5,308
Vesting of restricted shares	24,080	—	—	—	—	—
Issuance of common shares upon stock option exercises	122,156	—	1,577	—	—	1,577
Unrealized holding losses on marketable securities	—	—	—	—	(4)	(4)
Offering costs incurred	—	—	(49)	—	—	(49)
Net loss	—	—	—	(27,815)	—	(27,815)
Balance at June 30, 2021	36,277,511	$4	$539,536	$(191,611)	$(20)	$347,909
Equity‑based compensation expense	—	—	5,791	—	—	5,791
Vesting of restricted shares	34,204	—	—	—	—	—
Issuance of common shares upon stock option exercises	273,624	—	3,683	—	—	3,683
Issuance of common stock under the Employee Stock Purchase Plan	9,002	—	482	—	—	482
Issuance of common shares through at-the-market offering, net of issuance costs of $0.9 million	298,070	—	17,414	—	—	17,414
Unrealized holding losses on marketable securities	—	—	—	—	(73)	(73)
Net loss	—	—	—	(25,041)	—	(25,041)
Balance at September 30, 2021	36,892,411	$4	$566,906	$(216,652)	$(93)	$350,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Continued)
(In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity-based compensation expense	—	—	2,544	—	—	2,544
Vesting of restricted shares	84,247	—	—	—	—	—
Issuance of common shares upon stock option exercises	35,822	—	167	—	—	167
Issuance of common stock under the Employee Stock Purchase Plan	53,405	—	681	—	—	681
Unrealized holding gains on marketable securities	—	—	—	—	571	571
Net loss	—	—	—	(16,746)	—	(16,746)
Balance at March 31, 2020	30,283,725	$3	$241,776	$(114,259)	$615	$128,135
Equity-based compensation expense	—	—	2,489	—	—	2,489
Vesting of restricted shares	57,490	—	—	—	—	—
Issuance of common shares upon stock option exercises	80,560	—	542	—	—	542
Unrealized holding gains on marketable securities	—	—	—	—	(391)	(391)
Net loss	—	—	—	(15,858)	—	(15,858)
Balance at June 30, 2020	30,421,775	$3	$244,807	$(130,117)	$224	$114,917
Equity-based compensation expense	—	—	2,996	—	—	2,996
Vesting of restricted shares	56,991	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $0.6 million	256,879	—	6,319	—	—	6,319
Issuance of common shares upon stock option exercises	60,115	—	477	—	—	477
Issuance of common shares under the Employee Stock Purchase Plan	31,893	—	431	—	—	431
Unrealized holding losses on marketable securities	—	—	—	—	(190)	(190)
Net income	—	—	—	5,354	—	5,354
Balance at September 30, 2020	30,827,653	3	$255,030	$(124,763)	$34	$130,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(74,140)	$(27,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	852
Premium amortization and discount accretion on marketable securities	531	429
Equity‑based compensation	15,541	8,029
Loss on disposal of equipment	4	—
Change in operating assets and liabilities:
Accounts receivable	4,696	1,832
Prepaid expenses and other current assets	(1,353)	(530)
Other assets	51	55
Accounts payable	(842)	(1,893)
Accrued expenses	(1,743)	818
Deferred revenue	(6,295)	(13,878)
Deferred rent	(80)	(36)
Net cash used in operating activities	(62,876)	(31,572)
Cash flows from investing activities:
Purchases of marketable securities	(223,803)	(95,049)
Proceeds from maturities of marketable securities	106,000	115,000
Purchase of property and equipment	(563)	(475)
Net cash (used in) provided by investing activities	(118,366)	19,476
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	1,095	1,112
Proceeds from at-the-market offering, net of issuance costs	24,645	6,319
Proceeds from secondary offering, net of issuance costs	229,982	—
Proceeds from issuance of common shares upon stock option exercises	7,917	1,186
Net cash provided by financing activities	263,639	8,617
Net increase (decrease) in cash, cash equivalents and restricted cash	82,397	(3,479)
Cash, cash equivalents and restricted cash, beginning of period	102,322	101,834
Cash, cash equivalents and restricted cash, end of period	$184,719	$98,355

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$173	$15
Supplemental cash flow information:
Cash paid for taxes	$130	$480

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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

In July 2020, the Company entered into an Open Market Sale Agreement (“the Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also has provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Open Market Sale Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering price of up to $150,000,000, also subject to a commission equal to 3.0% of gross sales proceeds from Placement Shares sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, referred to as Placement Shares, through Jefferies as its sales agent.

During the three months ended September 30, 2021, 298,070 shares under the ATM were sold for net proceeds of $17.4 million after deducting offering commissions and offering expenses paid by the Company. During the nine months ended September 30, 2021, the Company issued and sold 538,774 shares for net proceeds of $24.6 million after deducting offering commissions and offering expenses paid by the Company. As of September 30, 2021, the Company had approximately $138.9 million of common stock remaining available for sale under the ATM.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2021 and 2020.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as described below.
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
In August 2021, the Company exercised its one-time extension right for its existing lease for 35,000 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease. The Company is currently evaluating the effect of adopting the requirements of ASU 2016-02 as it relates to its facility lease, as amended in August 2021, and discussed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company is also performing an evaluation of other material contracts to determine if any contain embedded leases, and has not identified any to date. As of December 31, 2021, the Company will become a large accelerated filer and as a result, the guidance under ASU 2016-02 is effective for the Company's Annual Report on Form 10-K to be filed for the year ended December 31, 2021, with an effective date of adoption of January 1, 2021.
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
At September 30, 2021, investments also include corporate debt securities which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$143,883	$143,883	$—	$—
Marketable securities:
U.S. Treasury securities	32,087	—	32,087	—
Corporate debt securities	211,330	—	211,330	—
Total assets	$387,300	$143,883	$243,417	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,760	$101,760	$—	$—
Marketable securities:
U.S. Treasury securities	126,217	—	126,217	—
Total assets	$227,977	$101,760	$126,217	$—
The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2021 and December 31, 2020. Marketable securities included in the tables above consist of U.S. Treasury securities and corporate debt securities, and these securities are categorized as Level 2 as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.
The Company believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

	As of September 30, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$32,084	$3	$—	$32,087
Corporate debt securities	within 2 years	211,400	13	(83)	211,330
Total marketable securities		$243,484	$16	$(83)	$243,417

	As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$126,212	$7	$(2)	$126,217
Total marketable securities		$126,212	$7	$(2)	$126,217

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets.
5.Cash, Cash Equivalents and Restricted Cash
Restricted cash consists of a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease as of September 30, 2021. The letter of credit increased from $275,000 in August 2021 due to the operating lease extension discussed further in Note 2. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019

Cash and cash equivalents	$184,159	$102,047	$98,080	$101,559
Restricted cash	560	275	275	275
Total cash, cash equivalents and restricted cash	$184,719	$102,322	$98,355	$101,834
6.Accrued Expenses
At September 30, 2021 and December 31, 2020 accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related expenses	$4,390	$5,148
Research and development activities	3,019	4,335
Other expenses	1,008	677
	$8,417	$10,160
7.Equity Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.3 million shares on January 2021. As of September 30, 2021, there were a total of 1.3 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$5,403	$2,672	$14,448	$6,734
Restricted common stock	71	147	224	832
Restricted stock units	163	55	385	124
ESPP	154	122	484	339
Total	$5,791	$2,996	$15,541	$8,029
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$2,599	$1,480	$7,406	$4,623
General and administrative expense	3,192	1,516	8,135	3,406
Total	$5,791	$2,996	$15,541	$8,029

Restricted Common Stock
The following table summarizes the restricted stock awards activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	100,989	$4.32
Granted	—	—
Vested	(73,056)	4.32
Forfeited	(3,540)	4.32
Unvested restricted common stock as of September 30, 2021	24,393	$4.32
As of September 30, 2021, the Company had unrecognized equity-based compensation expense of $0.1 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.3 years.
Restricted Stock Units
The following table summarizes the restricted stock units activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2020	66,216	$10.84
Granted	7,000	57.73
Vested	(32,121)	10.84
Forfeited	—	—
Unvested restricted stock units as of September 30, 2021	41,095	$18.83
As of September 30, 2021, the Company had unrecognized equity-based compensation expense of $0.5 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.2 years.
Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,352,095	$12.22	8.68
Granted	1,550,333	35.36	—	—
Exercised	(675,211)	11.73	—	—
Forfeited	(140,722)	17.09	—	—
Outstanding as of September 30, 2021	5,086,495	$19.20	8.38	$191,512
Options exercisable as of September 30, 2021	1,729,711	$12.98	7.97	$75,513
As of September 30, 2021, the Company had unrecognized equity-based compensation expense of $50.3 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.4 years.
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2021. Based on the carryback allowance under the CARES Act, the Company recorded an income tax benefit of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
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
Through September 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
In August 2021, the Company exercised its one-time extension right for its existing lease for 35,000 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease. During the three and nine months ended September 30, 2021, there were no other material changes to our contractual obligations and commitments previously disclosed in Note 10 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Minimum annual rent payments after the exercise of the lease extension right, excluding operating expenses and taxes, which are not fixed for future periods, are as follows (in thousands):

Year ending December 31,	Total Minimum Lease Payments
Remainder of 2021	$316
2022	1,507
2023	1,700
2024	1,733
2025	727
Total minimum lease payments	$5,983
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
10.Option and License Agreements
Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.
AbbVie Agreement
During the three and nine months ended September 30, 2021, the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company recognizes as revenue the $100.0 million up-front payment as research and development services are performed, which is expected to be completed through 2024. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized	$1,476	$23,647	$5,043	$32,328
Costs incurred	1,206	2,480	4,374	10,150
On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million, which was recognized as revenue during the three and nine months ended September 30, 2021. The Company is eligible to receive potential milestones and royalties on future development and commercialization of Morphic’s αvβ6–specific integrin inhibitors, as further described in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021, all of which have been fully constrained as of September 30, 2021.
As of September 30, 2021, the Company had $66.7 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of September 30, 2021. The Company had $29 thousand and $0.9 million recorded as accounts receivable from AbbVie on the condensed consolidated balance sheet as of September 30, 2021 and December 31. 2020, respectively.
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
Janssen Agreement
During the three and nine months ended September 30, 2021, the Company continued to perform under its agreement with Janssen (the "Janssen Agreement"), pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Janssen Agreement during three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reimbursement revenue	$1,276	$1,634	$3,914	$5,165
Upfront payment revenue	372	476	1,281	1,551
Total revenue recognized	$1,648	$2,110	$5,195	$6,716
Costs incurred	$1,118	$1,439	$3,388	$4,540
The Company had $2.6 million and $6.4 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, $10.0 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheet based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of September 30, 2021.
11.Net (Loss) Income per Share
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(25,041)	$5,354	$(74,140)	$(27,250)
Weighted average common shares outstanding, basic	36,547,222	30,533,847	35,392,153	30,368,437
Net (loss) income per share, basic	$(0.69)	$0.18	$(2.09)	$(0.90)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(25,041)	$5,354	$(74,140)	$(27,250)
Weighted average common shares outstanding, basic	36,547,222	30,533,847	35,392,153	30,368,437

Dilutive impact from:
Stock options	—	1,605,663	—	—
Restricted common stock and stock units	—	226,631	—	—
Weighted average common shares outstanding, diluted	36,547,222	32,366,141	35,392,153	30,368,437

Net (loss) income per share, diluted	$(0.69)	$0.17	$(2.09)	$(0.90)
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted common stock	24,393	—	24,393	167,240
Restricted stock units	41,095	—	41,095	66,216
Stock options	5,086,495	553,502	5,086,495	4,685,276
	5,151,983	553,502	5,151,983	4,918,732
In addition to the securities listed in the table above, as of September 30, 2021 the Company had reserved 801,622 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the nine months ended September 30, 2021.

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

In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. In August 2021, we entered into Amended No. 1 to the Original Agreement with Jefferies with respect to an at-the-market offering program, or the New ATM, increasing the amount of Placement Shares, under the Original Agreement, which we may offer and sell, from time to time at its sole discretion, through Jefferies as is sales agent, up to an aggregate offering price of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended September 30, 2021, 298,070 shares under the ATM were sold for net proceeds of $17.4 million after deducting offering commissions and expenses. During the nine months ended September 30, 2021, we issued and sold 538,774 shares for net proceeds of $24.6 million after deducting offering commissions and expenses. As of September 30, 2021, we had approximately $138.9 million of common stock remaining available for sale under the ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2021, we raised an aggregate of approximately $696.2 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.

Since inception, we have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of $216.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $427.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.
Impact of the COVID-19 Pandemic
The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The extent of the ongoing impact of the novel strain of coronavirus, SARS-CoV-2, or COVID-19, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, including the rise of variants that may be less responsive to existing vaccines, impact on our clinical and preclinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Although we currently have not experienced much of an impact on our business, excluding minor changes to our development timelines, if there are closures or other restrictions in places we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Interest Income, Net
Interest income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.
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
On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or the CARES Act, was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. We evaluated the changes and anticipate a full recovery of all federal income tax paid for the December 31, 2019 tax period due to the carryback allowance of the net operating loss generated during fiscal year 2020. Based on the anticipated recovery of the federal income tax paid for the

December 31, 2019 tax period, we recorded a $0.1 million and $0.4 million benefit from income taxes during the three and nine months ended September 30, 2020.
Results of Operations
Comparison of the three months ended September 30, 2021 and September 30, 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$3,124	$25,757	$(22,633)	(88)%
Operating expenses:
Research and development	20,966	15,998	4,968	31%
General and administrative	7,276	4,751	2,525	53%
Total operating expenses	28,242	20,749	7,493	36%
(Loss) Income from operations	(25,118)	5,008	(30,126)	(602)%
Other income:
Interest income, net	77	237	(160)	(68)%
Other expense	—	(6)	6	*
Total other income, net	77	231	(154)	(67)%
(Loss) Income before benefit from income taxes	$(25,041)	$5,239	$(30,280)	(578)%
Benefit from income taxes	—	115	(115)	*
Net (loss) income	$(25,041)	$5,354	$(30,395)	(568)%
*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $22.6 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, AbbVie exercised its option for the selective αvβ6 -specific integrin inhibitors program resulting in the payment of a $20.0 million option exercise payment from AbbVie, which was recognized during the three months ended September 30, 2020. Further, upon the AbbVie option exercise, we revised our estimates to complete the remaining performance obligations under the αvβ6 -specific integrin inhibitors program, which resulted in an increase in revenue during the prior year period. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $5.0 million, or 31% from $16.0 million for the three months ended September 30, 2020 to $21.0 million for the three months ended September 30, 2021. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$7,200	$4,592	$2,608	57%
αvβ6 Program	—	493	(493)	(100)%
Other AbbVie Agreement programs	597	973	(376)	(39)%
Janssen Agreement programs	525	642	(117)	(18)%
αvβ1 Program	289	646	(357)	(55)%
αvβ8 Program	2,407	1,090	1,317	121%
Other early development candidates and unallocated costs	872	580	292	50%
Total external costs	11,890	9,016	2,874	32%
Internal costs:
Employee compensation and benefits	8,071	5,973	2,098	35%
Facility and other	1,005	1,009	(4)	—%
Total internal costs	9,076	6,982	2,094	30%
Total research and development expense	$20,966	$15,998	$4,968	31%
*Percentage not meaningful
The changes in research and development expense were primarily attributable to the following:
•The $2.9 million increase in external costs from the three months ended September 30, 2020 to the period ended September 30, 2021 primarily related to manufacturing costs and other development activities to support Phase 2 clinical studies for MORF-057, as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by a decrease in expenditures associated with the αvβ6 program as a result of the option exercise by AbbVie in August 2020 and decreases in activity regarding other programs with AbbVie and Janssen.
▪The $2.1 million increase in internal costs from the three months ended September 30, 2020 to the period ended September 30, 2021 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $2.5 million, or 53%, from $4.8 million for the three months ended September 30, 2020 to $7.3 million for the three months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to a $1.7 million increase in non-cash stock-based compensation expense, a $0.3 million increase in personnel costs, and a $0.4 million increase in professional and consulting fees.
Interest Income, Net
Interest income decreased by $0.2 million due to a decrease in marketable securities held during the current period as well as a decrease in yields earned on marketable securities during the three months ended September 30, 2021.
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

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$10,238	$39,044	$(28,806)	(74)%
Operating expenses:
Research and development	64,131	54,877	9,254	17%
General and administrative	20,367	13,368	6,999	52%
Total operating expenses	84,498	68,245	16,253	24%
Loss from operations	(74,260)	(29,201)	(45,059)	154%
Other income:
Interest income, net	140	1,536	(1,396)	(91)%
Other expense	(20)	(12)	(8)	*
Total other income, net	120	1,524	(1,404)	(92)%
Loss before benefit from income taxes	$(74,140)	$(27,677)	$(46,463)	168%
Benefit from income taxes	—	427	(427)	*
Net Loss	$(74,140)	$(27,250)	$(46,890)	172%
*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $28.8 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, we successfully completed preclinical studies for the αvβ6 program and AbbVie exercised its option for the selective αvβ6 -specific integrin inhibitors program resulting in the payment of a $20.0 million option exercise fee, which was recognized during the nine months ended September 30, 2020. Further, upon the AbbVie option exercise, we revised our estimates to complete the remaining performance obligations under the αvβ6 -specific integrin inhibitors program, which resulted in an increase in revenue during the prior year period. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $9.3 million. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$22,946	$17,585	$5,361	30%
αvβ6 Program	—	3,944	(3,944)	(100)%
Other AbbVie Agreement programs	2,518	3,087	(569)	(18)%
Janssen Agreement programs	1,378	2,135	(757)	(35)%
αvβ1 Program	1,630	2,504	(874)	(35)%
αvβ8 Program	5,794	2,848	2,946	103%
Other early development candidates and unallocated costs	3,043	1,037	2,006	193%
Total external costs	37,309	33,140	4,169	13%
Internal costs:
Employee compensation and benefits	23,749	19,270	4,479	23%
Facility and other	3,073	2,467	606	25%
Total internal costs	26,822	21,737	5,085	23%
Total research and development expense	$64,131	$54,877	$9,254	17%
*Percentage not meaningful
The changes in research and development expense were primarily attributable to the following:
•The $4.2 million increase in external costs from the nine months ended September 30, 2020 to the period ended September 30, 2021 primarily related further development activities in MORF-057 to support its clinical activity, as well as an increase in preclinical research for the αvβ8 program and other early programs, partially offset by a decrease in expenditures due to the cessation of work on αvβ6 program following the exercise of the option by AbbVie in August 2020.
▪The $5.1 million increase in internal costs from the nine months ended September 30, 2020 to the period ended September 30, 2021 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $7.0 million, or 52%, from $13.4 million for the nine months ended September 30, 2020 to $20.4 million for the nine months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to a $4.7 million increase in non-cash stock-based compensation expense, a $1.0 million increase in personnel costs, and a $1.2 million increase in consulting and professional fees.
Interest Income, Net
Interest income decreased by $1.4 million due to a decrease in marketable securities held during the current period as well as a decrease in yields earned on marketable securities during the nine months ended September 30, 2021.
Benefit from Income Tax
On March 27, 2020, the CARES Act was signed into law. The CARES Act included several income tax changes, included allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.4 for the nine months ended September 30, 2020.

Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2021, we raised an aggregate of approximately $696.2 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO and follow-on equity offering, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$40,276	$287
Money market funds (included in cash equivalents)	143,883	101,760
Marketable securities	243,417	126,217
Total cash, cash equivalents and marketable securities	$427,576	$228,264
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(62,876)	$(31,572)
Net cash (used in) provided by investing activities	(118,366)	19,476
Net cash provided by financing activities	263,639	8,617
Net increase (decrease) in cash, cash equivalents and restricted cash	$82,397	$(3,479)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $62.9 million for the nine months ended September 30, 2021 compared to $31.6 million in cash used in operating activities for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily driven primarily by a $46.9 million increase in net loss, partially offset by changes in operating assets and liabilities, and a $7.5 million increase equity-based compensation. The increase in net loss was primarily attributable to the $20.0 million option exercise payment from AbbVie in the prior year as well as a $16.3 million increase in operating expenses in the current year.
Net Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $118.4 million for the nine months ended September 30, 2021 compared to $19.5 million provided by investing activities for the nine months ended September 30, 2020. The increase in cash used in investing activities in the current year is due to an increase in investments in marketable securities with proceeds from the underwritten public offering completed in March 2021.

Net Cash Provided by Financing Activities
Net cash provided by financing activities of $263.6 million for the nine months ended September 30, 2021 primarily resulted from the $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $24.6 million in net proceeds received from sales of shares of common stock under the ATM, and $9.0 million in proceeds received from issuance of common shares under ESPP and stock option exercises. During the nine months ended September 30, 2020, the Company received $9.0 million from the issuance of common shares under ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.

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
During the quarter ended September 30, 2021, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 1, 2021.
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
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 35,000 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $6.0 million as reflected in Note 9, "Commitments and Contingencies." As of September 30, 2021, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than the office and laboratory space lease extension.
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
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 54% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.

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
As of September 30, 2021, we had approximately 101 full time employees. As a newly public company, and as our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our current operations are located in our facilities in Waltham, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, including the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Extreme weather conditions or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we plan to conduct a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the quarter ended September 30, 2021, we reported a net loss of $25.0 million. As of September 30, 2021, we had an accumulated deficit of approximately $216.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.

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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of September 30, 2021, we had $427.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Our α4β7 clinical program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb Company, in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., Protagonist Therapeutics, Inc., Roche Holding AG, and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies.

If our αvβ6-specific integrin inhibitor program is under development for the treatment of idiopathic pulmonary fibrosis, or IPF, by our collaboration partner AbbVie, and if any of our compounds licensed to AbbVie is approved for IPF, it would face competition from approved IPF treatments marketed by Roche Holding AG and Boehringer Ingelheim GmbH. In addition, we are aware of IPF treatments in development by Galapagos NV, FibroGen, Inc., Galecto, Inc., Roche Holding AG, Bristol-Myers Squibb Company, Kadmon Holdings, Inc. and Liminal BioSciences, Inc., in addition to other pharmaceutical companies. Further, we are aware of programs targeting αvβ6 that are currently being investigated in clinical trials by companies including Pliant Therapeutics, Inc. In September 2019, Biogen Inc. announced the termination of a Phase 2 study of its monoclonal antibody targeting αvβ6, citing safety concerns.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2021, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, we expect that, over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Based on the beneficial ownership of our common stock as of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
1.3	Amended and Restated Amendment No. 1 to the Open Market Sale AgreementSM,, dated July 1, 2020, by and between the Registrant and Jefferies LLC, as amended on August 11, 2021	S-3	333-258703	August 11, 2021
10.1	Amendment No. 5 to lease dated August 17, 2021 between Astrazeneca Pharmaceuticals LP and Morphic Therapeutic, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

MORPHIC HOLDING, INC.

November 4, 2021	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
November 4, 2021		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

November 4, 2021	By:	/s/ Robert E. Farrell Jr.
Robert E. Farrell Jr. CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)