Form 10-K
period 2021-12-31
Morphic Holding, Inc.
filed 2022-02-24
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for as reported on The Nasdaq Global Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,018,069,561.
The number of shares outstanding of the registrant’s Common Stock as of February 18, 2022 was 37,100,939.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to many risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. These risks, uncertainties, and unrealized assumptions may mean the forward-looking events and circumstances discussed in or suggested by this Annual Report may not occur and actual results could differ materially and adversely from those forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the forward-looking statements were reasonable when made, we cannot guarantee that the future results, levels of activity, performance or events, assumptions and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from our forward-looking statements.
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

ITEM 1. BUSINESS.
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers comprised of single-ascending dose, or SAD, food effect, and multiple-ascending dose, or MAD, cohorts to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.

The MORF-057 Phase 1 study included single ascending dose (SAD), multiple ascending dose (MAD), and food effect (FE) cohorts evaluating MORF-057 safety, PK, and PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily (BID) doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. A slight reduction in exposure without effect on trough concentrations was observed upon administration with a high fat meal in the food effect study. The results suggest food intake has no impact on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.
α4β7 receptor occupancy increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
Based on the results from the Phase 1 studies, we are now finalizing preparations for Phase 2 clinical trials of MORF-057 to begin in 2022. This program is planned to include a Phase 2a open-label trial and a Phase 2b global, randomized controlled trial.
We have also developed selective oral αvβ6-specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis, or IPF, and additional indications under our collaboration with AbbVie, entered into in October 2018, or the AbbVie Agreement. In August 2020, AbbVie exercised an option to license our αvβ6-specific integrin inhibitor program, and made a one-time $20.0 million payment to us. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. We continue to advance additional discovery programs with AbbVie as a part of this collaboration.
Beyond these lead targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. One example of a wholly-owned program is our αvβ8 inhibitor program in oncology for which we are targeting an IND filing in the next 12 to 18 months. We also have additional research stage programs ongoing against integrin targets in pulmonary arterial hypertension (PAH) and other therapeutic areas.
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
Based on the broad therapeutic potential of integrin inhibition and activation and the productivity of our MInT Platform, we have made the strategic decision to retain full commercial rights to certain compounds and indications in our development pipeline while selectively collaborating on the development of those that do not match our current resources or therapeutic focus. The AbbVie Agreement was designed to advance a number of our oral integrin programs for fibrosis-related indications, which included an upfront payment of $100.0 million to us to provide research and development activities. The AbbVie Agreement also provided AbbVie with exclusive license options on product candidates directed at several targets, including an option to our αvβ6-specific integrin inhibitor program, which they exercised in August 2020. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, and in December 2020 we agreed with Janssen to commence work on a third research program and Janssen agreed to pay us $5.0 million as a commencement fee. In December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets. We have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The first two integrin targets are being returned to us due to a lack of target validation in the specific disease of Janssen's interest. In the aggregate, we are now eligible to receive up to $253 million from the collaboration in upfront, option and milestone payments, as well as royalties on net sales. We believe these collaborations further validate the transformational potential of our MInT Platform.
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
We have assembled an experienced management team, board of directors and scientific advisory board with specialized expertise in integrin therapies. They collectively bring extensive experience in discovering, developing and commercializing therapeutics, having worked at companies such as ArQule, Inc., Biogen Inc., Cubist Pharmaceuticals, Inc., Gilead Sciences Inc., Johnson & Johnson, Pfizer Inc., and Pharmacia Corporation.
Since our inception, we have raised $698.7 million in gross proceeds from equity financings, including our initial public offering in July 2019, and collaboration payments.
Our Strategy
Our goal is to use our MInT Platform to discover and develop potentially first-in-class oral small-molecule integrin therapeutics. We believe our platform has the potential to transform the treatment paradigm for patients suffering from a broad range of serious chronic diseases. The key tenets of our business strategy to achieve this goal include:
•Establishing orally available integrin modulators as a new treatment for serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. We are leveraging our MInT Platform to create a new class of oral integrin targeted therapeutics to treat diseases where integrins are dysregulated and a potential benefit for oral therapies exists. We have prioritized our initial development efforts on diseases with established clinical endpoints and biomarkers, which we believe will enable us to more rapidly achieve clinical proof of concept. We are advancing our lead wholly-owned product candidate, MORF-057, an α4β7 specific integrin inhibitor, through clinical development for the treatment of IBD.
•Leveraging our proprietary MInT Platform and knowledge base to grow our pipeline of novel integrin therapeutics. Our comprehensive MInT Platform, coupled with our development capabilities, have enabled us to build a pipeline of novel product candidates targeting chronic diseases caused by integrin dysregulation. We intend to expand our pipeline by unlocking the therapeutic potential of the four integrin subgroups to treat diseases with high unmet medical need and to potentially expand our current product candidates into new indications.
•Continuing to drive innovation across our MInT Platform. We intend to extend our leading position in the field of integrin medicine by continuing to develop and incorporate platform innovations that can further broaden the potential therapeutic reach of our oral integrin programs. Our key focus areas include iteratively expanding the breadth of our structural knowledge in crystallography through technological investments, broadening our library of conformationally-specific integrin chemotypes and deepening our fundamental understanding of integrin disease biology. We believe that as we further expand our knowledge base, we will be able to iteratively grow our platform and deepen our understanding of additional integrin targets.
•Independently commercializing our products, if approved, in indications and geographies where we believe we can realize maximum value. We plan to independently advance those product candidates that we believe have well-defined clinical and regulatory approval pathways, and that we believe we can commercialize successfully, if approved. We may also seek to form strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area. Our current collaborations with AbbVie and Janssen exemplify various aspects of this strategy.
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
The next stage of development of integrins as drug targets has focused on integrin receptors on leukocytes. These therapies modulate autoimmunity by inhibiting the ability of activated immune cells, including T-cells, to enter chronically inflamed tissues. Four approved integrin medicines belong to this category:
•Efalizumab (formerly marketed as Raptiva® and subsequently withdrawn from the market), an injectable antibody inhibitor of αLβ2, approved by the FDA in 2003 for the treatment of chronic moderate to severe psoriasis;
•Natalizumab (marketed as Tysabri®), an infusible antibody inhibitor of α4β1, approved by the FDA in 2004 for the treatment of relapsing forms of multiple sclerosis and in 2008 for the treatment of moderately to severely active Crohn’s disease;
•Vedolizumab (marketed as Entyvio®), an infusible antibody inhibitor of α4β7, approved by the FDA in 2014 for the treatment of moderately to severely active ulcerative colitis or Crohn’s disease; and
•Lifitegrast (marketed as Xiidra®), a topical small-molecule inhibitor of αLβ2, approved by the FDA in 2016 for the treatment of dry eye disease.
According to Global Data, these autoimmune therapies were estimated to have achieved combined annual sales in their respective 2020 fiscal years of approximately $6.4 billion.
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

Integrin Model
We believe that our discovery platform enables us to be the only company working across the entire 24-member integrin target family. Our MInT Platform consists of these unique capabilities:
•Proprietary ability to determine integrin structures. Using our protein constructs, cell lines and know-how, we have elucidated over 400 proprietary structures for clinically important targets across the integrin class.
•A computationally enabled product candidate design engine. We have built a library of over 15,000 optimized compounds using sophisticated medicinal and computational chemistry capabilities and biological assays for each integrin that allows us to tune highly potent and selective integrin inhibitors and activators into product candidates for preclinical and clinical development. Our ability to generate product candidates from our tunable product engine is significantly accelerated by our exclusive computational collaboration with Schrödinger, which uses advanced physics-based modeling and machine learning to create superior oral drug candidates.
•An emerging ability to discover activating and inhibiting antibody candidates, by leveraging our unique ability to express and isolate specific integrin conformational constructs.
•Biology and disease translation capability. Our sophisticated and comprehensive suite of biologic tools includes a gene and protein expression atlas, a single-cell resolution profiling of human tissues from diseases of interest and development of biomarkers, which allow us to assess target engagement and pharmacodynamic activity in the disease of interest.
We initially focused on developing product candidates with a target class for areas of high unmet medical needs including:
•α4β7 and α4β1, which are established targets for autoimmune diseases; their mechanism of action and the benefits and risks of their inhibition are well understood; and
•certain αv integrins that have a preclinically well-characterized mechanism of action through the activation of TGF-β, a clinically important anti-inflammatory cytokine dysregulated in many human pathologies.
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

Our understanding of the mechanism of integrin receptor activity, modulated by complex conformations and signaling, is unique and allows us to discover both inhibitors and activators across the integrin receptor target family. Our capability has been validated by our advancement of αvβ6 and α4β7 programs, as well as our collaborations with AbbVie and Janssen. Our MInT Platform consists of three major components:
•Proprietary ability to determine integrin structures;
•Tunable product candidate design engine; and
•Biology and disease translation capability.
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
The Morphic Integrin Technology (MInT) Platform
Given that the integrin target family consists of structurally and functionally related proteins, each cycle of the MInT Platform yields chemistry assets and biological data in our programs of interest while in parallel furthering our understanding of the structure and function of new integrin complexes. We believe this results in a rapid strategic compounding of knowledge and assets with each turn of the MInT design cycle. Our α4β7 program produced its first development candidate over three years after program initiation. Our αvβ6 program took only two years to achieve the same goal, which we believe was due in part to insights we had gained on chemical features that optimized oral bioavailability, clearance and metabolic stability. Our αvβ8 program has advanced even faster to development candidate profile compounds. The chemotypes and initial medicinal chemistry hits we discover become tools and compounds that can further our knowledge base around each individual integrin, which also extends to related integrins. For example, discovery efforts in αvβ6 led to highly selective αvβ8 advanced leads and starting points for additional targets, directly enabling new wholly-owned programs and supporting collaboration efforts.

As shown in the graphic below, the iterative MInT design cycle consists of nine steps based on the three pillars of our MInT Platform: our proprietary ability to determine integrin structures, our tunable product candidate design engine, and our biology and disease translation capability.
Proprietary ability to determine integrin structures
We believe that an understanding of protein crystal structures enables more effective product candidate design. Integrins are difficult to characterize structurally because they are composed of many flexible domains and interdomain linkers (see Figure 1). Our unique position of integrin structural knowledge and cell lines, and access to crystal structures for half of the integrin targets, proprietary protein reagents and knowhow has allowed us to elucidate over 400 proprietary structures for clinically important targets. Our novel approach is based on combining our deep understanding of structural biology and how integrin protein conformation regulates function in disease. An example of this is in our α4β7 program where the crystal structure of the drug binding site enables the design of novel ligands that bind at the interface of the α and β subunits (Figure 2). This critical information at the molecular level directs our research to unlock the potential of this family of receptors and develop small molecules for targeting specific conformations of the integrin receptors.
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

Tunable product candidate design engine
Proprietary Chemistry: We have significant know-how in the development of molecules that stabilize specific integrin receptor conformations, which supports our novel approach to the identification of oral integrin inhibitors. Today, our small molecule chemical library, which continues to grow, contains over 15,000 uniquely designed integrin modulators (inhibitors and activators), and our drug design technology leverages our proprietary understanding of integrin target dynamics. When coupled with our deep understanding of the molecular mode of action of specific integrins, we believe we can design appropriate chemotypes for each integrin function. Further optimization of library compounds, combined with excellence in medicinal chemistry, enables the identification of potent, selective oral small molecule product candidates.

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

Our Pipeline Programs

We have conducted an analysis of opportunities for integrin inhibition in human disease based on validating biology, safety, technology readiness and development feasibility. We have identified several actionable integrin targets across all four integrin families, and our initial focus is in high unmet medical need areas of autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. The following table summarizes key information about our current product candidates:

Our Lead Product Candidates
MORF-057: Our α4β7-specific Integrin Inhibitor for Inflammatory Bowel Disease
We are advancing our lead α4β7 integrin inhibitor MORF-057 as a potential oral treatment for ulcerative colitis and Crohn’s disease, two of the most common types of inflammatory bowel disease, or IBD. Current IBD medical management strategies focus on inducing and maintaining disease remission with corticosteroids, immunomodulators and injectable monoclonal antibody therapies. We believe our oral integrins have the potential, if approved, to offer a targeted, safe, efficacious, and more convenient method of treatment for patients suffering from IBD.
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
The mainstays of IBD therapy over many years have been oral and topical salicylates and glucocorticoids, immunosuppressive agents, and antibody therapies. Anti-integrin antibody therapy for IBD was first introduced with the approval of the α4 integrin inhibitor natalizumab for Crohn’s disease, an indication approved following its initial approval for multiple sclerosis. Natalizumab therapy is associated with, and carries a black box warning for, progressive multifocal leukoencephalopathy, or PML, related to its α4β1 inhibitory activity, which has limited its use in Crohn’s disease. PML is a rare and often fatal viral disease characterized by progressive damage of the white matter of the brain at multiple locations. Vedolizumab, a monoclonal antibody inhibitor of the integrin α4β7, is approved for the treatment of moderately to severely active ulcerative colitis and Crohn’s disease, and does not carry a black box warning.
Overview of Pathway and Target Biology
Integrin α4β7 binds to mucosal addressin cell adhesion molecule, or MAdCAM, which is expressed at a high level almost exclusively on the endothelial cells of the gut. Blockade of this interaction prevents immune cell entry into inflamed tissue in the gut and has been shown to be effective in treating IBD, as evidenced by the approval of vedolizumab.
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
MORF-057 has been observed to be a highly potent α4β7 inhibitor with >3,000-fold selectivity in our cell adhesion assay- as compared to α4β1 and αEβ7.

	α4β7 IC50[a]		α4β1 IC50[a]
Inhibitor	RPMI8866	α4β1 IC50[a] Jurkat	RPMI8866		αEβ7 IC50[a]
	MAdCAM in 50%	VCAM in 50%	VCAM in 50%	α4β7/α4β1 Fold	K562- αEβ7 E-	α4β7/αEβ7 Fold
	serum	serum	serum	selectivity	Cadherin	selectivity
MORF-057	1.2 ± 0.8 nM	>50 µM	4,290 ± 670 nM	>3,000	52 µM	>143,000
Vedolizumab	0.035 ± 0.020 nM	>180 nM	>1,000 nM	>3,000	ND	--
Natalizumab	0.166 nM	1.8 nM	0.14 nM	1 - 12	ND	--
AJM300[b]	93 ± 66 nM	4200 nM	779 ± 261 nM	8 - 45	ND	--
Etrolizumab	0.0185 nM	ND	>1,000 nM	>10[6]	1.2 nM	14
Table 1
*RPMI8866, Jurkat and K562- αEβ7 transfected cell lines used for α4β7, α4β1 and αEβ7, respectively.
ND = Not Determined
DDW 2020, Morphic Therapeutic, Jamie Wong, ePoster Tul1283

The in vivo activity of our α4β7 inhibitor was also evaluated in a single dose acute pharmacodynamic model, where the impact of blocking the α4β7 integrin on the trafficking of T lymphocytes to the gut was assessed in mice. The procedure of the T lymphocyte homing uses fluorescently labelled TK1 cells, which expresses high level of α4β7 integrin on the surface and an n of 5 animals per group. Several of our compounds, including our development candidate MORF-057, have been evaluated in this assay to assess dose response (Figure 3). We observed a statistically significant response at all doses tested, and at the three highest doses tested, we observed our compound to be as potent as DATK32, a mouse surrogate of the α4β7 antibody vedolizumab. In Figure 3 below, the right panel shows dose-dependent inhibition of the carboxyflourescein succinimidyl ester, or CFSE, labeled T cells homing to mesenteric lymph nodes observed with our small molecule α4β7 inhibitor and DATK32, a mouse surrogate of vedolizumab in the assay. All treatment groups showed a statistically significant difference (***p<0.0001) compared to vehicle, using a one-way analysis of variance (ANOVA), followed by Bonferroni’s multiple comparison test. MORF-057 exhibited good in vitro permeability, resulting in high oral exposure in multiple preclinical models. In addition, MORF-057 has a low to moderate clearance and moderate half-life in animal species, supporting twice daily use in human.

Figure 3. The left panel on the left shows the mechanism of the α4β7expressing lymphocytes in IBD. The α4β7expressing lymphocytes traffic to the gut and adhere to MAdCAM, followed by extravasation and migration to the inflammation site. The panel on the right shows the results of the in vivo assay to detect activity of our product candidates as compared to a mouse surrogate of vedolizumab.

MORF-057 has also been shown to inhibit α4β7 CD4+ T cell trafficking to mucosal sites in a non-human primate model. In this model inhibition of the trafficking of cells to the intestine was monitored indirectly by observing their resulting increase in systemic circulation. Figure 4 below shows that MORF-057 dosed orally twice daily increases the level of T memory cells in circulation in a statistically significant manner.

Fold change of % $\alpha_4\beta_7^{high}$ cells from $CD4^+ T_{mem}$, t=0 vehicle PO
MORF-057
2.0
1.5
1.0
0
1
2
3
4
5
Days

15mpk, 5 days; N=5

Figure 4: Fold change in % α4β7 high T memory cells following oral dosing of MORF-057 in non-human primate. Means and SD of data normalized per individual at timepoint 0h (first dose administration). T test analysis was performed at each timepoint. Statistical significance determined using the Holm-Sidak method, with alpha = 0.05. ** p < 0.01, *** p < 0.001.
Translational biomarkers such as receptor occupancy, or RO, have been validated as a pharmacodynamics marker in preclinical studies and early clinical trials of vedolizumab. When a product candidate binds to α4β7, it occupies the integrin ligand binding site and interferes with the ability of MAdCAM to bind and contribute to immune cell accumulation into the inflamed gut tissue. An assay that measures binding of the product candidate to α4β7 in lymphocytes in circulating blood is termed a blood based α4β7 RO assay. Free α4β7 and α4β1 signal intensities were inhibited by increasing concentrations of MORF-057. The results in Figure 5 also show that MORF-057 is highly potent and selective for α4β7. The RO assay exhibits almost identical performance between healthy subjects and UC patients.

Figure 5 left: Calculated percentage α4β7 and α4β1 occupancy at varying MORF-057 concentrations in blood isolated from healthy subjects and ulcerative colitis patients. Data are mean ± SD of 26 donors. Table 5 right: MORF-057 is a potent and selective inhibitor of α4β7 over α4β1 in human whole blood ex vivo in both normal healthy volunteers and UC patients. Values are the mean ± standard deviation.
Clinical Development Overview
Phase 1
In September 2020, we announced the initiation of a healthy volunteer Phase 1 clinical trial, with SAD, food effect and MAD cohorts to evaluate the safety and pharmacokinetic profile of multiple doses of MORF-057.

In March 2021, we announced preliminary results from the Phase 1 SAD clinical trial of MORF-057 demonstrating that MORF-057 was well tolerated in all dose cohorts ranging from 25 mg to 400 mg, achieved greater than 95% mean receptor occupancy of α4β7 integrin at the three highest dose levels, and demonstrated the potential to saturate the α4β7 receptor with oral administration.
In July 2021, after completion of the MAD and food effect portions of the MORF-057 clinical program, we reported the full data set from the Phase 1 clinical trial at the European Crohn’s and Colitis Organisation (ECCO) 2021 Virtual Congress. The full MORF-057 Phase 1 study included single ascending dose (SAD), multiple ascending dose (MAD), and food effect (FE) cohorts evaluating MORF-057 safety, PK, and PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily (BID) doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies.
MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. The FE results suggest food intake has no impact on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.
Figure 6: Receptor Occupancy with dose and study day, achieving saturation (>99%) in individuals in each cohort above 25 mg.
α4β7 receptor occupancy increased with dose and study day, achieving saturation (>99% RO) (Figure 6) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%) at all measured timepoints. Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057 (Figure 7). These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD. The full Phase 1 data set strongly supported the progression of MORF-057 into Phase 2 studies.

Figure 7: Lymphocyte subset populations were measured using multi-color flow cytometry. Mann-Whitney U test was used for statistical analysis. Median is of 5-6 individual data point per treatment and timepoints β7 high=expressing high levels of Integrin β7; β7+=expressing β7; P = placebo; M=MORF-057; D=day.
Phase 2
Our Phase 2 program for MORF-057 will be conducted in patients with IBD (beginning with UC) to assess clinical efficacy, safety and pharmacokinetics, as well as RO as a pharmacodynamic marker of α4β7 inhibition, in addition to other translational biomarkers. This program is designed to consist of a Phase 2a trial and a Phase 2b trial that is planned to commence in the first quarter of 2022 with the Phase 2a trial. The Phase 2b trial is scheduled to commence later in 2022 following the Phase 2a.
The Phase 2a trial is designed as an open label study of 100 mg MORF-057 administered twice daily (BID) to approximately 30-35 patients with evaluations at timepoints including baseline, 12 weeks and upon the completion of treatment at 52 weeks. The measurements include safety, pharmacokinetics and pharmacodynamics (including α4β7 RO) and multiple clinical and histopathologic measures that comprise the Robarts Histopathologic Index and the clinical Adapted Mayo Score.
In the Phase 2b trial, we expect that patients will be treated with multiple doses of MORF-057 until a dose or doses (including a once-daily (QD) dose) are identified that confer significant levels of clinical response, while at the same time generating steady state RO levels consistent with those of vedolizumab. Once the doses that confer significant clinical benefit are identified, we expect that patients will be continued on treatment for at least 52 weeks. In the Phase 2b trial, assessments of disease activity are to be conducted at timepoints including baseline, as well as at 8 and 12 weeks (depending on the study) and upon the completion of approximately one year of treatment. They will include flexible sigmoidoscopy or complete colonoscopy with biopsies to assess colonic mucosal healing, fecal calprotectin, serum biomarkers and standardized scores of disease activity.
Additional Preclinical and Discovery Efforts
Next-generation α4β7 Integrin inhibitors for GI Diseases
Based on the well-understood biology of α4β7 inhibition and our progress with the MORF-057 program, Morphic has discovered and is advancing a family of next-generation α4β7 inhibitors through pre-clinical development with an initial therapeutic focus on potential development in GI indications beyond IBD, including eosinophilic gastrointestinal disorders (EGIDs), pouchitis and other indications.
αvβ8 Integrin inhibitor program for immuno-oncology
Integrin αvβ8 mediates cell type specific and tissue localized activation of TGF-β1/3. TGF-β is a key regulator of inflammation and immunity that plays a crucial role in tumor formation, progression, and metastasis. In the tumor microenvironment (TME) TGF-β is upregulated, allowing cancer cells to escape immune surveillance, impeding the immune system from mounting an anticancer response. TGF-β overexpression is linked to poor clinical outcomes and checkpoint resistance. In agreement, TGF-β inhibition was shown to enhance the efficacy of immune-checkpoint inhibitors by facilitating T cell anti-tumor immunity in animal models; Currently, multiple clinical trials by others that combine checkpoint inhibitor blockade and TGF-β inhibition are ongoing against various solid tumors. However, TGF-β plays important homeostatic roles across tissues and broad inhibitors of the pathway have encountered safety issues in the clinic.

αvβ8 has a well-described function in maintaining gut immune-homeostasis. αvβ8 integrin on dendritic cells (DC) and other immune cells activates TGF-β, induces tolerance and facilitates the generation of intestinal regulatory T cells (Treg). αvβ8 on Tregs is crucial for Treg-mediated suppression of inflammatory T cells. Moreover, αvβ8 regulates monocyte inflammatory responses and intestinal macrophage homeostasis. Overall, acting across different immune cell types, αvβ8 is crucial for the negative regulation of adaptive immunity, and promotion of immune homeostasis.
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
Efficacy has been established in a number of syngeneic murine tumor models. For example, in an immune-excluded model of breast cancer (EMT6), a Morphic small molecule inhibitor reversed insensitivity to immune checkpoint blockade (ICB; Figure 8). Significant improvements in tumor burden and survival were accompanied by increased T cell infiltrates and evidence for reduced tumor tolerance. Inhibition of integrin αvβ8 in combination with low dose radiation induces antitumor effects in an advanced immune checkpoint blockade refractory tumor model (Figure 9). These results suggest that an orally administered αvβ8 targeted inhibitor has the potential to modulate anti-tumor immune response by acting across the immunologic synapse.

Figure 8: Efficacy in the EMT6 syngeneic murine model of breast cancer following dosing days 6 through 27 following tumor implantations. The panel on the left shows that the combination causes a greater reduction in tumor volume than vehicle or single agents. The panel on the right shows that animals treated with the combination survive longer than vehicle or single agents.

Figure 9: (1A) Effect of combination therapy with low dose radiation (small animal radiation research platform (SARRP) at 5 Gray (Gy) on the day of staging (day 10)), PD-1 mAb (10 mg/kg twice weekly for 2 weeks) and αvβ8mAb (7 mg/kg three times weekly for 3 weeks) measured by tumor burden. 5Gy+PD-1 and 5Gy+αvβ8 has a minimal effect on tumor growth inhibition showing slight improvement relative to radiation alone (5Gy+IgG). Addition of αvβ8 antagonism (5Gy+αvβ8+PD-1) improves anti-tumor responses leading to CR in 8 of 10 mice. (1B) Kaplan-Meier Curve presenting time to progression. 5Gy+IgG improved survival over monotherapy with either αvβ8 or PD-1 mAb. 5Gy+αvβ8+PD-1 resulted in profound improvement of the survival over all other treatment conditions.

Integrin inhibitor program for pulmonary arterial hypertension
Pulmonary arterial hypertension (PAH) is a rare, progressive disorder characterized by pulmonary vascular remodeling, resulting in high pulmonary artery pressure and progressive right ventricular (RV) dysfunction. Current treatments, which target the prostacyclin, endothelin-1, or nitric oxide pathways, slow disease progression. However, the 5-year survival rate of approximately 60% highlights the need for therapies targeting alternative pulmonary vascular remodeling pathways. It is now recognized that, like cancer cells, pulmonary artery (PA) smooth muscle cells (PASMCs) exhibit exaggerated proliferation and resistance to apoptosis in response to increased PA stiffness caused by extracellular matrix (ECM) remodeling. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH, thus integrin expression and their effects on PA remodeling and RV failure was examined (Bonnet et. al. presented at AHA 2021, Circulation. 2021; 144:A10717).

Expression of fibronectin binding integrins is significantly increased in distal pulmonary arteries, pulmonary artery smooth muscle cells and the right ventricle from PAH patients. In addition, increased expression was found in monocrotaline (MCT) and pulmonary artery banding (PAB) rats. Pharmacological inhibition of fibronectin binding integrin in vitro decreased PAH pulmonary artery smooth muscle cells proliferation and resistance to apoptosis which were associated with a decreased activation of integrin downstream signaling pathways. In cardiomyocytes and human right ventricular fibroblasts, inhibition of these integrins decreased hypertrophy and right ventricular fibroblasts activation and proliferation. Inhibition of fibronectin binding integrins improved vascular remodeling and right ventricular function in vivo as assessed by echocardiography and right heart catheterization in MCT rats with established PAH. Broad-spectrum integrin inhibition resulted in improvements in vascular remodeling and RV failure, suggesting that integrins play an important role in the pathophysiology of PAH (Figure 10). This understanding of fibronectin binding integrins is guiding Morphic in the identification of which integrins are important in PAH pathophysiology and translating those results into approaches for clinical development.

Figure 10: Pharmacological inhibition of fibronectin binding integrins with a broad-spectrum integrin small molecule inhibitor (SMi) with and without standard of care (SOC) reverses PAH in MCT-rat model with established PAH. The use of combination SOC and SMi preserves RV function.
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
In August 2020, pursuant to the agreement, AbbVie exercised its option to exclusively license and control further development and commercialization of our αvβ6–specific integrin program for the treatment of fibrotic diseases including IPF and additional fibrosis-related indications. In connection with the exercise of the option, AbbVie paid us $20.0 million. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement.
Janssen Agreement
In February 2019, we entered into an agreement with Janssen, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen collaboration focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us.
Under the terms of the Janssen Agreement, on a research program-by-research program basis, the companies will collaborate through preclinical development to identify and advance product candidates. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and paid us an additional $5.0 million in January 2021 upon an amendment to the agreement to include activating antibodies in the third research program and commencement of that program. In addition, on a research program-by-research program basis, we may be eligible to receive up to an additional $10.0 million in payments for late lead candidate optimization activities and Janssen’s exercise of its exclusive option for such research program. In December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets. We are now eligible to receive up to $253.0 million in the aggregate from the collaboration in upfront, option and milestone payments, as well as royalties on net sales. We will also receive, on a product-by-product and country-by-country basis, mid-single digit royalties (subject to royalty adjustments with aggregate floors) on worldwide net sales for any products resulting from the collaboration until the later of (i) the expiration of the last valid claim within the royalty bearing patents covering such product in such country and (ii) ten years after the first commercial sale of such product in such country.
If Janssen does not exercise an option for a research program, and we have completed a POC clinical trial for a product that was the subject of such research program, then Janssen will have an exclusive right of first negotiation to negotiate the terms of a definitive agreement pursuant to which Janssen would be granted exclusive rights to develop and commercialize such product. In addition, if we have not completed a POC clinical trial for a product that was the subject of such research program and we make or receive a bona fide offer from a third party to license or transfer the rights to develop and commercialize such product, then under certain circumstances Janssen will have an exclusive first right to negotiate the terms of a definitive agreement pursuant to which Janssen would be granted exclusive rights to develop and commercialize such product.
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
Children’s Medical Center Corporation Agreement
In October 2015, we entered into an exclusive license agreement (as amended) with CMCC, or CMCC Agreement, relating to technology on inhibiting integrins developed by Dr. Springer during his employment at Boston Children’s Hospital, an affiliate of CMCC. Under this agreement, we have an exclusive license under certain patent rights, and a non-exclusive license under certain know-how, owned by CMCC to develop and commercialize products worldwide for any therapeutic or diagnostic use in humans and veterinary applications. We also have the option to add new patent rights and know-how generated by the laboratory of Dr. Springer within a specified time after the effective date of the CMCC Agreement to that agreement for additional payments consistent with fair market value. In consideration of the license grants, upon execution of the CMCC Agreement we issued CMCC a number of shares of common stock representing 6% of the then issued and outstanding units on a fully diluted basis. We also paid CMCC an upfront license issue fee of $50,000, and reimbursed CMCC for certain patent prosecution costs. We have also agreed to pay CMCC a license maintenance fee for the first three years after the effective date of the CMCC Agreement, certain development milestones, a percentage of sublicensing income we may receive, and running royalties in the low single digits on net sales of licensed products.
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
Patent Rights
We have exclusively licensed issued U.S. patents and pending U.S. patent applications from CMCC with claims relating to modified integrin polypeptides and modified integrin polypeptide dimers. The licensed U.S. patents and any other U.S. patents that may issue from the pending U.S. patent applications are expected to expire in 2035, absent any adjustments or extensions. In addition, we rely extensively on trade secret protection for our MInT Platform, which extends beyond the initial integrin technology licensed from CMCC.
As of December 31, 2021, we solely owned various issued patents and pending patent applications with respect to compositions of matter and methods of use for treating therapeutic indications related to the α4β7 integrins in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. The expected expiration dates for the patents (or patent applications if granted) directed to our α4β7 program compounds are between 2039 and 2041 plus any extensions or adjustments of term available under national law.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Protagonist Therapeutics, Inc., Gilead Sciences, Inc, and EA Pharma Co. LTD, as well as therapies with different mechanisms of action in clinical development by AbbVie, Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, Bristol-Myers Squibb, and Arena Pharmaceuticals, Inc., in addition to other pharmaceutical companies.
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of solid tumors. There are currently no approved αvβ8 inhibitors. We are aware of anti-αvβ8 monoclonal antibodies in clinical development for the treatment of solid tumors and other indications by Pfizer, Inc. and AstraZeneca Pharmaceuticals. In addition, we are aware of preclinical stage anti-αvβ8 monoclonal antibody programs from Venn Therapeutics and Corbus Pharmaceuticals Holdings, Inc., and a small molecule program from Pliant Therapeutics. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway in development by Novartis International AG, AbbVie, Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.
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
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, and ethics committee for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled

Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.
The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,875,000 for Fiscal Year 2021, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, currently exceeding $336,000 for each prescription product for Fiscal Year 2021. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months of the date of submission of the NDA to the FDA; most applications for priority review drugs are reviewed in six to eight months of the date of submission of the NDA to the FDA. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, The FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.
Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by the FDA.
Breakthrough Therapy Designation
The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA application user fee.
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

Pediatric Information
Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.
The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity — patent or nonpatent — for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.
Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Exclusivity
Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
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
Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-

Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Human Capital
Employees
As of December 31, 2021, we had 101 full-time employees. Of these employees, 48 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Safety
The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer and testing. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.
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
•Our product candidates are in early-stages of development. We and our partners may not obtain regulatory approvals for or successfully commercialize our product candidates, including our lead product candidate MORF-057.
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
•We currently have collaborations with AbbVie and Janssen, from which we have derived a substantial portion of our revenue and such revenue may decrease in the future.
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
•A sale of a substantial number of shares of our common stock, including under our “at-the-market” offering with Jefferies LLC, or Jefferies, or other equity or debt offering of our securities, may cause the price of our common stock to decline.

•Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 52% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.
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
The extent to which the ongoing COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants, the continued effectiveness of available vaccines, and the actions to contain the virus or treat its impact, among others. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.
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
The COVID-19 pandemic has in the past affected the business of the FDA, EMA and other health authorities, and if these impacts are ongoing or recur, could result in delays in meetings related to current and planned clinical trials and ultimately of reviews and approvals of our product candidates. Infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems worldwide. The ongoing effects of COVID-19 may also slow potential enrollment of current and planned clinical trials, reduce the number of eligible patients for our current and planned clinical trials, create difficulties in recruiting clinical site investigators and staff, divert healthcare resources away from the conduct of clinical trials, delay receiving approval from local authorities to initiate our current and planned clinical trials, delay necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, interrupt key clinical trial activities (like site monitoring) due to travel limitations imposed by authorities, and create difficulties in data collection and analysis, among other things. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our preclinical or clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Any delays to our current and planned timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.
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
As of December 31, 2021, we had approximately 101 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $159.6 million and $170.2 million, respectively, which begin to expire in 2037. As of December 31, 2021, we also had available tax credit carryforwards for federal and state income tax purposes of $8.6 million and $2.8 million, respectively, which begin to expire in 2034. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2018 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses (“NOLs”), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).
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

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Act eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified.

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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we plan to conduct a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the year ended December 31, 2021, we reported a net loss of $95.5 million. As of December 31, 2021, we had an accumulated deficit of approximately $238.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of December 31, 2021, we had $408.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have invested a significant portion of our efforts and financial resources in the development of our α4β7- specific integrin inhibitors program. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate for our α4β7 program. We have not previously submitted a new drug application, or NDA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
Risks Related to Our Reliance on Third Parties
We have entered into collaborations with AbbVie and Janssen and may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, if their scope will be reduced or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.
We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. We have derived substantially all of our revenue to date from these collaboration agreements, and we may derive a portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.
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
As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of any or all of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2021, we solely owned certain published and unpublished pending global patent applications including U.S. and ex-U.S. international counterpart patent filings protecting our integrin therapeutic compounds across multiple programs (including our product candidates). In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to one U.S. patent and a related pending U.S. patent application relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first inventor to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators, or any future strategic partners were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we, our licensors or collaborators, or any future strategic partners were the first to file for patent protection of such inventions.
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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. In July 2021, President Biden issued an executive order supporting the importation of drugs from Canada as an effort to reduce prescription drug costs, requesting that the Department of Health and Human Services develop a plan to address drug pricing by the end of the summer of 2021 and encouraging the Federal Trade Commission to use its rulemaking authority to combat unfair anticompetitive conduct related to the introduction of generic drugs and biosimilars to the market.
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
Privacy laws, rules and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. The interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union and elsewhere, are often uncertain, contradictory and in flux. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot determine the impact such future laws, regulations and standards may have on our business. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our business, results of operations, financial condition and cash flows and future prospects, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and we rely on limited accounting and finance staff to compile the system and process documentation necessary to perform the annual evaluation needed to comply with Section 404. We may not be able to complete our annual evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the evaluation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, or NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Item 2. Properties
Our principal executive office is located in Waltham, Massachusetts. In August 2021, we exercised our one-time extension right through May 2025 for our existing lease for a total of approximately 32,405 square feet of office and laboratory space in three buildings that we use for our administrative, research and development and other activities.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 1B. Unresolved Staff Comments
None.

PART II—OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “MORF”. Trading of our common stock commenced on June 26, 2019, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of February 18, 2022, there were 20 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
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
Issuer Purchases of Equity Securities
None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers comprised of single-ascending dose, or SAD, food effect, and multiple-ascending dose, or MAD, cohorts to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
The MORF-057 Phase 1 study included single ascending dose (SAD), multiple ascending dose (MAD), and food effect (FE) cohorts evaluating MORF-057 safety, PK, and PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily (BID) doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.

MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. A slight reduction in exposure without effect on trough concentrations was observed upon administration with a high fat meal in the food effect study. The results suggest food intake has no impact on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.

α4β7 receptor occupancy increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
In August 2020, AbbVie exercised the option and now controls and is responsible for the development and commercialization of our αvβ6-specific integrin inhibitor program. In connection with the option exercise, AbbVie made a one-time $20.0 million payment to us. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. We continue to advance additional discovery programs with AbbVie as a part of this collaboration.
In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, or the Janssen Agreement. In February 2021 Janssen paid us $5.0 million to commence work on a third research program. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the Janssen Agreement. In December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets. We have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The first two integrin targets are being returned to us due to a lack of target validation in the specific disease of Janssen's interest.
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
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as its sales agent. In August 2021, we entered into Amended No. 1 to the Original Agreement with Jefferies with respect to an at-the-market offering program, or the New ATM, increasing the amount of Placement Shares, under the Original Agreement, which we may offer and sell, from time to time at its sole discretion, through Jefferies as is sales agent, up to an aggregate offering price of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the year ended December 31, 2021, we issued and sold 556,983 shares for net proceeds of $25.7 million after deducting offering commissions and expenses. As of December 31, 2021, we had approximately $137.8 million of common stock remaining available for sale under the ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 12 of the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2021, we raised an aggregate of approximately $698.7 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $238.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $408.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.
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
For each lead compound against a target under the AbbVie Agreement, we conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a target-by-target basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. We are also eligible for clinical and commercial milestone payments and tiered royalties from high single digit to low teens on worldwide net sales for each licensed product. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. In addition, for certain compounds for which we have completed IND-enabling studies and which meet certain advancement criteria for a liver indication, we have the option to commit to share development costs in exchange for an increased fixed royalty rate. We may exercise this option following completion of the first Phase 2b clinical trial for the relevant product.
Collaboration Revenue — Janssen

In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. Upon completing IND-enabling studies, on a research program-by-research program basis, Janssen may exercise an exclusive option to obtain an exclusive license with respect to the target that is the subject of the research program, including all licensed compounds that are the subject of the applicable research program, and then Janssen will be responsible for global clinical development and commercialization. In consideration of the rights granted, during 2019, Janssen paid us an upfront fee of $10.0 million for each of the first two research programs, and in December 2020 we agreed with Janssen to commence work on the third research program, and in February 2021 Janssen paid us $5.0 million for the third research program commencement fee. Janssen also funds research activities at agreed upon rates, pursuant to the terms of the agreement, and we are also eligible to receive additional milestone and royalty payments. In December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets which resulted in a reduction in scope of our responsibilities under the Janssen Agreement.
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
Benefit from (Provision for) Income Tax Expense
We record a provision or benefit for income taxes on pre-tax income or loss based on our effective tax rate for the year. For additional details about the current year tax provision, refer to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Collaboration revenue	$19,794	$44,945	$(25,151)	(56)%
Operating expenses:
Research and development	87,789	73,630	14,159	19%
General and administrative	27,811	18,495	9,316	50%
Total operating expenses	115,600	92,125	23,475	25%
Loss from operations	(95,806)	(47,180)	(48,626)	103%
Other income:
Interest income, net	272	1,630	(1,358)	(83)%
Other expense	(8)	(19)	11	(58)%
Total other income, net	264	1,611	(1,347)	(84)%
Loss before benefit from income taxes	$(95,542)	$(45,569)	$(49,973)	110%
Benefit from income taxes	—	570	(570)	(100)
Net loss	$(95,542)	$(44,999)	$(50,543)	112%
Collaboration Revenue
The decrease in collaboration revenue of $25.2 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, AbbVie exercised its option for the selective αvβ6 -specific integrin inhibitors program resulting in the payment of a $20.0 million option exercise payment from AbbVie, which was recognized during the year ended December 31, 2020. Further, upon the AbbVie option exercise, we revised our estimates to complete the remaining performance obligations under the αvβ6 -specific integrin inhibitors program, which resulted in an increase in revenue during the prior year period. Offsetting the decrease in collaboration revenue from the prior year, based on recent scientific results, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement based on changes in expected effort and the timing of the research services, which resulted in us recognizing $6.2 million in revenue in Q4 2021. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations. The contract modification for the Janssen Agreement did not have a material effect on the collaboration revenue.
Research and Development Expenses
Research and development expense increased by $14.2 million, or 19% from $73.6 million for the year ended December 31, 2020 to $87.8 million for the year ended December 31, 2021. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$31,467	$24,122	$7,345	30%
AbbVie Agreement programs	2,759	8,679	(5,920)	(68)%
Janssen Agreement programs	1,751	2,680	(929)	(35)%
αvβ8 Program	8,924	4,489	4,435	99%
Other early development candidates and unallocated costs	6,516	4,566	1,950	43%
Total external costs	51,417	44,536	6,881	15%
Internal costs:
Employee compensation and benefits	32,150	25,158	6,992	28%
Facility and other	4,222	3,936	286	7%
Total internal costs	36,372	29,094	7,278	25%
Total research and development expense	$87,789	$73,630	$14,159	19%
The changes in research and development expense were primarily attributable to the following:
•The $6.9 million increase in external costs from the year ended December 31, 2020 to the year ended December 31, 2021 primarily related to manufacturing costs and other development activities to support Phase 2 clinical studies for MORF-057, as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by a decrease in expenditures associated with the αvβ6 program as a result of the option exercise by AbbVie in August 2020 and decreases in activity regarding other programs with AbbVie and Janssen.
▪The $7.3 million increase in internal costs from the year ended December 31, 2020 to the year ended December 31, 2021 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $9.3 million, or 50%, from $18.5 million for the year ended December 31, 2020 to $27.8 million for the year ended December 31, 2021. The increase in general and administrative expense was primarily attributable to a $6.4 million increase in non-cash stock-based compensation expense, a $1.2 million increase in personnel costs, a $0.8 million increase in consulting fees, a $0.6 million increase in professional fees primarily due to increases in legal and accounting expenses related to public company administrative costs and a $0.4 million increase in D&O insurance premiums.
Interest Income, Net
Interest income decreased by $1.4 million due to a decrease in yields earned on marketable securities during the year ended December 31, 2021.
Benefit from Income Tax
On March 27, 2020, the CARES Act was signed into law. The CARES Act included several income tax changes, including allowing for the carryback of net operating losses, expanding interest deductibility, and allowing for accelerated expensing of certain capital improvements. Based on the anticipated recovery of the federal income tax paid for the December 31, 2019 tax period, we recognized an income tax benefit of $0.6 million for the year ended December 31, 2020.
Comparison of the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
Collaboration revenue	$44,945	$16,977	$27,968	165%
Operating expenses:
Research and development	73,630	53,732	19,898	37%
General and administrative	18,495	10,233	8,262	81%
Total operating expenses	92,125	63,965	28,160	44%
Loss from operations	(47,180)	(46,988)	(192)	—%
Other income:
Interest income, net	1,630	4,666	(3,036)	(65)%
Other expense	(19)	(94)	75	(80)%
Total other income, net	1,611	4,572	(2,961)	(65)%
Loss before benefit from (provision for) income taxes	$(45,569)	$(42,416)	$(3,153)	7%
Benefit from (provision for) income taxes	570	(912)	1,482	(163)%
Net loss	$(44,999)	$(43,328)	$(1,671)	4%
Collaboration Revenue
Collaboration revenue increased to $44.9 million for the year ended December 31, 2020 from $17.0 million for the year ended December 31, 2019. The overall increase in revenue is primarily attributable to $25.3 million increase in revenue recognized under our collaboration with AbbVie, which included $20.0 million from the option exercise payment received from AbbVie during the year, discussed further in Note 12 in the accompanying consolidated financial statements. Revenue we recognize from satisfaction of performance obligations under the AbbVie agreement is impacted by our estimates of the remaining costs to complete our obligations as well as the extent of activities conducted in each period, which require significant judgment, and may cause fluctuation in the revenue recognized from period to period. Additionally, revenue recognized from our collaboration with Janssen increased $2.7 million during the year ended December 31, 2020 due to higher FTE cost reimbursements in 2020 as the collaboration agreement with Janssen was executed in February 2019.
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

	Year Ended December 31,		Change
	2020	2019	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$24,122	$12,847	$11,275	88%
AbbVie Agreement programs	8,679	17,713	(9,034)	(51)%
Janssen Agreement programs	2,680	1,892	788	42%
αvβ8 Program	4,489	1,201	3,288	274%
Other early development candidates and unallocated costs	4,566	3,271	1,295	40%
Total external costs	44,536	36,924	7,612	21%
Internal costs:
Employee compensation and benefits	25,158	14,349	10,809	75%
Facility and other	3,936	2,459	1,477	60%
Total internal costs	29,094	16,808	12,286	73%
Total research and development expense	$73,630	$53,732	$19,898	37%
The increase in research and development expense was primarily attributable to the following:
•The $7.6 million increase in external costs resulted primarily from the increase in preclinical development, manufacturing costs, and clinical trials costs associated with MORF-057, external research costs associated with our research programs targeting αvβ8 integrins and other earl development candidates, partially offset by a decrease in expenditures on αvβ6 and other AbbVie programs, primarily due to the August 2020 AbbVie option exercise for our αvβ6-specific integrin inhibitor program.
•The $12.3 million increase in internal costs was primarily attributable to a $6.5 million increase in employee compensation and benefits costs related to increased headcount to support increased activities in our research and development function, a $4.0 million increase in stock-based compensation expenses, $1.5 million increase in facility and other expenses.
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

Liquidity and Capital Resources
Sources of Liquidity
From inception through December 31, 2021, we raised an aggregate of approximately $698.7 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO and follow-on equity offering, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$292	$287
Money market funds (included in cash equivalents)	171,142	101,760
Marketable securities	236,701	126,217
Total cash, cash equivalents and marketable securities	$408,135	$228,264
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(83,461)	$(45,990)	$(41,651)
Net cash (used in) provided by investing activities	(113,180)	8,181	(135,986)
Net cash provided by financing activities	266,313	38,297	93,295
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,672	$488	$(84,342)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $83.5 million for the year ended December 31, 2021 compared to $46.0 million in cash used in operating activities for the year ended December 31, 2020. The increase in cash used in operating activities was primarily driven primarily by a $50.5 million increase in net loss, partially offset by changes in operating assets and liabilities, and a $10.1 million increase equity-based compensation. The increase in net loss was primarily attributable to the $20.0 million option exercise payment from AbbVie in 2020 as well as a $23.5 million increase in operating expenses in 2021.
Net cash used in operating activities for the year ended December 31, 2019 amounted to $41.7 million. The increase in cash used in operating activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily driven by a $28.2 million increase in operating expenses in 2020 compared to 2019, which was partially offset by the $20.0 million option exercise payment from AbbVie noted above. The increase in operating expenses during 2020 was attributable to increased development activities associated with MORF-057 and increased headcount to support our development efforts.
Net Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $113.2 million for the year ended December 31, 2021 compared to $8.2 million provided by investing activities for the year ended December 31, 2020. The increase in cash used in investing activities in the current year is due to an increase in investments in marketable securities with proceeds from the underwritten public offering completed in March 2021.
Net cash used in investing activities for the year ended December 31, 2019 amounted to 136.0 million. The increase in cash provided by investing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019 amounted to $144.2 million. Cash provided by investing activities during the year ended December 31, 2020 primarily resulted from proceeds from maturities of marketable securities exceeding purchases of marketable securities by $8.7 million. Cash used in investing activities during the year ended December 31, 2019 primarily resulted from purchases of marketable securities to invest the upfront payments received from AbbVie and Janssen and our IPO proceeds.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $266.3 million for the year ended December 31, 2021 primarily resulted from the $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $25.7 million in net proceeds received from sales of shares of common stock under the ATM, and $10.6 million in proceeds received from issuance of common shares under ESPP and stock option exercises. During the year ended December 31, 2020, we received $4.6 million from the issuance of common shares under ESPP and stock option exercises.
Net cash provided by financing activities for the year ended December 31, 2019 amounted to $93.3 million The decrease in cash provided by financing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019 amounted to $55.0 million. Cash provided by financing activities during the year ended December 31, 2019 resulted from our IPO proceeds.
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
▪the potential delays in our preclinical studies, our development programs and our current and planned clinical trials because of the COVID-19 pandemic; and
▪the cost of operating as a public company.
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
Revenue from Contracts with Customers
Through December 31, 2021, all of our revenue to date has been generated from the AbbVie Agreement and Janssen Agreement. We account for revenue pursuant to ASC 606, Revenue from Contracts with Customers, or ASC 606, which is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For additional details regarding our associated accounting policies of ASC 606, refer to Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

As part of the process of preparing our consolidated financial statements, we are required to make estimates to determine amounts to be recognized in collaboration revenue. In particular, for our collaborations with AbbVie and Janssen, revenue attributable to research services is recognized as those services are provided, based on the costs incurred to date in proportion to total costs expected to satisfy those performance obligations. The estimated costs associated with the remaining effort requires judgment and impacts revenue recognition. The uncertainties in the estimated costs associated with the remaining effort is principally a result of those cost estimates being based on expected effort for novel research and is partially reliant on scientific results. The research and scientific results impact the timing and the magnitude of costs to complete the remaining performance obligations. Accordingly, revenue may fluctuate from period to period due to significant revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and adjust, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. In certain instances, we prepay for services to be provided in the future. These amounts are expensed as the services are performed.
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
Contractual Obligations
In August 2021, we exercised our one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $6.0 million as reflected in Note 6, "Leases." As of December 31, 2021, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than the office and laboratory space lease extension.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to interest rate risk is related primarily to our investment portfolio.
Our investment portfolio includes money market funds from high quality U.S. government and corporate debt issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are classified as available for sale and we generally limit the amount of credit exposure to any one issuer.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. As of December 31, 2021 and 2020, we had $171.4 million and $102.0 million, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.
As of December 31, 2021 two customers, AbbVie and Janssen, have historically accounted for all of our revenue, deferred revenue and receivables balances.

Item 8. Financial Statements And Supplementary Data.
MORPHIC HOLDING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morphic Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morphic Holding, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Revenue from the AbbVie Agreement
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, in October 2018, the Company entered into a collaboration and option agreement with AbbVie, the AbbVie Agreement. The Company recognized $11.2 million in revenue related to the AbbVie Agreement for the year ended December 31, 2021. The Company recognizes revenue related to the AbbVie Agreement as research and development services are provided based on the costs incurred to date in comparison to the Company’s total expected costs to complete the performance obligations.

Auditing the Company’s revenue recognized related to the AbbVie Agreement is especially challenging because the assessment of progress toward completion of the performance obligations requires a high degree of judgment due to the subjectivity in estimating the remaining research and development costs necessary to satisfy the performance obligations. The recognition of revenue related to the AbbVie Agreement is subject to these estimates and judgments developed by management and is sensitive to changes in the assumptions.

How We Addressed the Matter in Our Audit
To test the revenue recognition related to the AbbVie Agreement, our audit procedures included, among others, evaluating the Company’s forecast of future research and development costs for the performance obligations under the AbbVie Agreement. To assess the appropriateness of the Company’s significant estimates and judgments used in the forecast of future research and development costs, we obtained supporting evidence for the material assumptions, reviewed historical estimates to actual costs, and compared significant assumptions to other development programs or forecasts used for other management purposes. We also reviewed correspondence between the Company and AbbVie with respect to the status of the research and development efforts and discussed the judgments with the Company’s research and development personnel that oversee the Company’s activities pursuant to the AbbVie Agreement. Additionally, we evaluated corroborating and contrary evidence obtained through the foregoing procedures and performed a sensitivity analysis to evaluate the impact on revenues of changes in management’s significant assumptions. We also tested the costs incurred, including the accuracy and completeness of the underlying data used.

/s/ Ernst & Young LLP
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Boston, Massachusetts
February 24, 2022

MORPHIC HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$171,434	$102,047
Marketable securities	236,701	126,217
Accounts receivable	2,307	7,314
Prepaid expenses and other current assets	7,892	3,857
Total current assets	418,334	239,435
Operating lease right-of-use assets	4,806	—
Property and equipment, net	2,583	2,606
Restricted cash	560	275
Other assets	7	66
Total assets	$426,290	$242,382

Liabilities
Current liabilities:
Accounts payable	$4,798	$3,845
Accrued expenses	12,838	10,160
Deferred revenue, current portion	20,628	25,266
Deferred rent, current portion	—	167
Total current liabilities	38,264	39,438
Long-term liabilities:
Operating lease liability, net of current portion	3,838	—
Deferred revenue, net of current portion	47,489	57,672
Deferred rent, net of current portion	—	75
Total liabilities	89,591	97,185

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 37,085,397 shares issued and outstanding as of December 31, 2021 and 32,037,686 shares issued and outstanding as of December 31, 2020	4	3
Additional paid‑in capital	575,231	287,727
Accumulated deficit	(238,054)	(142,512)
Accumulated other comprehensive loss	(482)	(21)
Total stockholders’ equity	336,699	145,197
Total liabilities and stockholders’ equity	$426,290	$242,382

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$19,794	$44,945	$16,977
Operating expenses:
Research and development	87,789	73,630	53,732
General and administrative	27,811	18,495	10,233
Total operating expenses	115,600	92,125	63,965
Loss from operations	(95,806)	(47,180)	(46,988)
Other income:
Interest income, net	272	1,630	4,666
Other expense, net	(8)	(19)	(94)
Total other income, net	264	1,611	4,572
Loss before benefit from income taxes	(95,542)	(45,569)	(42,416)
Benefit from income taxes	—	570	(912)
Net loss	$(95,542)	$(44,999)	$(43,328)
Net loss per share, basic and diluted	$(2.67)	$(1.47)	$(2.69)

Weighted average common shares outstanding, basic and diluted	35,797,969	30,594,897	16,101,928

Comprehensive loss:
Net loss	$(95,542)	$(44,999)	$(43,328)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(461)	(65)	44
Total other comprehensive (loss) income	(461)	(65)	44
Comprehensive loss	$(96,003)	$(45,064)	$(43,284)

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Series Seed Preferred Shares		Series A Preferred Shares		Series B Preferred Shares		Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,045,556	$8,658	8,411,368	$51,320	10,553,483	$79,831	1,832,923	$—	$1,633	$(54,185)	$—	$(52,552)
Equity‑based compensation expense	—	—	—	—	—	—	—	—	3,532	—	—	3,532
Vesting of restricted shares	—	—	—	—	—	—	354,660	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(2,045,556)	(8,658)	(8,411,368)	(51,320)	(10,553,483)	(79,831)	21,010,407	2	139,807	—	—	139,809
Reclassification of warrants to purchase preferred shares to stockholders' equity	—	—	—	—	—	—	—	—	118	—	—	118
Issuance of common shares at initial public offering, net of offering costs of $10.2 million	—	—	—	—	—	—	6,900,000	1	93,267	—	—	93,268
Issuance of common shares upon warrants exercise	—	—	—	—	—	—	5,766	—	—	—	—	—
Issuance of common shares upon stock option exercises	—	—	—	—	—	—	6,495	—	27	—	—	27
Unrealized holding gains on marketable securities	—	—	—	—	—	—	—	—	—	—	44	44
Net loss	—	—	—	—	—	—	—	—	—	(43,328)	—	(43,328)
Balance at December 31, 2019	—	$—	—	$—	—	$—	30,110,251	$3	$238,384	$(97,513)	$44	$140,918

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity-based compensation expense	—	—	11,053	—	—	11,053
Vesting of restricted shares	252,890	—	—	—	—	—
Issuance of common shares upon stock option exercises	431,554	—	3,532	—	—	3,532
Issuance of common shares under the Employee Stock Purchase Plan	85,298	—	1,112	—	—	1,112
Issuance of common shares through at-the-market offering, net of issuance costs of $1.5 million	1,157,693	—	33,646	—	—	33,646
Unrealized holding losses on marketable securities	—	—	—	—	(65)	(65)
Net loss	—	—	—	(44,999)	—	(44,999)
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	21,184	—	—	21,184
Vesting of restricted shares	127,335	—	—	—	—	—
Issuance of common shares upon stock option exercises	827,830	—	9,536	—	—	9,536
Issuance of common shares under the Employee Stock Purchase Plan	35,563	—	1,095	—	—	1,095
Issuance of common shares through at-the-market offering, net of issuance costs of $1.2 million	556,983	—	25,708	—	—	25,708
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	229,981	—	—	229,982
Unrealized holding losses on marketable securities	—	—	—	—	(461)	(461)
Net loss	—	—	—	(95,542)	—	(95,542)
Balance at December 31, 2021	$37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(95,542)	$(44,999)	$(43,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	1,126	821
Premium amortization and discount accretion on marketable securities	1,215	450	(1,560)
Equity‑based compensation	21,184	11,053	3,532
Loss on disposal of equipment	4	—	—
Change in fair value of warrants	—	—	93
Other non-cash items	—	—	(22)
Change in operating assets and liabilities:
Accounts receivable	5,007	(3,847)	(3,467)
Prepaid expenses and other current assets	(4,035)	(767)	(1,868)
Other assets	59	75	(77)
Operating lease right-of-use assets	1,098	—	—
Accounts payable	970	(1,071)	3,164
Accrued expenses	1,467	3,521	3,389
Deferred revenue	(14,821)	(11,466)	(2,239)
Deferred rent	—	(65)	(56)
Operating lease liabilities	(1,097)	—	—
Other long-term liabilities	—	—	(33)
Net cash used in operating activities	(83,461)	(45,990)	(41,651)
Cash flows from investing activities:
Purchases of marketable securities	(244,160)	(145,275)	(296,328)
Proceeds from maturities of marketable securities	132,000	154,000	162,500
Purchase of property and equipment	(1,020)	(544)	(2,158)
Net cash (used in) provided by investing activities	(113,180)	8,181	(135,986)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	—	93,268
Proceeds from issuance of common shares under Employee Stock Purchase Plan	1,095	1,112	—
Proceeds from at-the-market offering, net of issuance costs	25,700	33,653	—
Proceeds from secondary offering, net of issuance costs	229,982	—	—
Proceeds from issuance of common shares upon stock option exercises	9,536	3,532	27
Net cash provided by financing activities	266,313	38,297	93,295
Net increase (decrease) in cash, cash equivalents and restricted cash	69,672	488	(84,342)
Cash, cash equivalents and restricted cash, beginning of period	102,322	101,834	186,176
Cash, cash equivalents and restricted cash, end of period	$171,994	$102,322	$101,834

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$11	$269
Issuance costs included in accounts payable	$—	$7	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,434	$—	$—
Reclassification of warrants to additional paid-in capital	$—	$—	$118
Conversion of preferred shares to common stock	$—	$—	$139,809
Supplemental cash flow information:
Cash paid for taxes	$170	$480	$550
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of the Business
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
In July 2020, the Company entered into an Open Market Sale Agreement (“the Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also has provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Open Market Sale Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering price of up to $150.0 million, also subject to a commission equal to 3.0% of gross sales proceeds from Placement Shares sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, referred to as Placement Shares, through Jefferies as its sales agent.
During the year ended December 31, 2021, the Company issued and sold 556,983 shares for net proceeds of $25.7 million after deducting offering commissions and offering expenses paid by the Company under the ATM and New ATM. As of December 31, 2021, the Company had approximately $137.8 million of common stock remaining available for sale under the ATM.
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
The consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly-owned subsidiaries, Morphic Therapeutic, Inc. and a Massachusetts Security Corporation, organized in December 2019 to take advantage of the favorable tax treatment of income earned on securities held within such entity. All intercompany balances have been eliminated in consolidation.
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
Accounts receivable generally represent amounts due from Janssen Pharmaceuticals, Inc. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign-hedging arrangements.
Cash and Cash Equivalents and Restricted Cash
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are stated at cost, which approximates fair value.
Restricted cash consists of cash collateralizing a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease as of December 31, 2021. The letter of credit and cash collateralizing it increased from $275,000 in August 2021 due to the operating lease extension discussed further in Note 6. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$171,434	$102,047
Restricted cash	560	275
Total cash, cash equivalents, and restricted cash	$171,994	$102,322
Marketable securities
The Company invests funds in U.S. government debt securities and corporate debt securities with original maturities at the date of purchase greater than three months as marketable securities. The marketable securities are classified as available-for-sale, and carried at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets. Changes in the fair value of marketable securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on marketable securities. The Company recognized net unrealized losses of $461,000 and $65,000 and net unrealized gains of $44,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13” or “ASC 326”), using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions are applicable to the Company.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the marketable security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Accrued interest receivable related to the Company's available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company's consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
Interest income on investments
The Company recognizes interest income from investments in money market funds and available-for-sale securities, including amortization of premium/accretion of discount, on an accrual basis. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.3 million, $1.6 million and $4.7 million in interest income, respectively.
Interest income, net is included within other income, net on the consolidated statements of operations and comprehensive loss.
Property and Equipment, net
Property and equipment are recorded at cost. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related asset. Property and equipment are depreciated as follows:

Estimated Useful Life (in Years)
Laboratory equipment	5
Computers and software	3-5
Leasehold improvements	Shorter of the useful life or the remaining term of the lease
Leases
The Company measures its lease obligations in accordance with ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. Effective January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition method and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases, and there have been no reclassifications of prior comparable periods due to this adoption.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable.
The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. The Company considers its renewal options and extensions within the arrangements and the Company includes these options when it is reasonably certain to extend the term of the lease.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. When a lease modification does not result in a separate contract, it is accounted for as a contract modification.

A contract modification requires the Company to reassess the classification of the lease to determine if it is an operating lease or a financing lease. The Company does not have any financing leases.

Entities may elect to not separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component.
The Company recognizes an ROU asset and lease liability as of the transition date or contract modification date based on the present value of the future lease payments over the lease term. ASC 842 requires lessees to use the rate implicit in the lease unless it is not readily determinable and then it may use its incremental borrowing rate (“IBR”) to discount the future minimum lease payments. The Company's lease arrangements does not provide an implicit rate; therefore, the Company uses its IBR to discount the future minimum lease payments. The Company determines its IBR based on its credit rating, current economic information available as of the transition date or modification date, as well as the identified lease term. The Company's ROU asset and related lease liability are not sensitive to changes in the Company's IBR.
Prospectively, the Company will remeasure the lease liability at the present value using the same IBR that was in effect as of the transition date or contract modification date and adjust the ROU assets for straight-line rent expense.
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
At December 31, 2021, investments include U.S. Treasury securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

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
The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. Through December 31, 2021, the Company entered into two agreements – with AbbVie and Janssen – that have been accounted for pursuant to ASC 606.
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
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. In particular, for the Company’s collaborations with AbbVie and Janssen, revenue attributable to research services is recognized as those services are provided, based on the costs incurred to date.
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
Equity-Based Compensation
The Company issues stock options, restricted stock awards, and restricted stock units to certain employees and non-employees, including directors. The Company accounts for restricted stock award and restricted stock unit expense based on the grant date fair value, which is generally the market price of the Company's common stock on the date of grant, which is recognized over the requisite service period of the award, which is generally the vesting period, on a straight-line basis. The Company accounts for stock option compensation expense based on the grant date fair value of the respective award, determined using the Black-Scholes option-pricing model, which is recognized over the requisite service period of the award, which is generally the vesting period, on a straight-line basis. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same way the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company recognizes forfeitures as they occur.

Please refer to Note 9 for additional information.
Comprehensive Loss
Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. For the years ended December 31, 2021 and 2020, comprehensive loss included $461,000 and $65,000 in unrealized holding losses, net on marketable securities; for the year ended December 31, 2019, comprehensive loss included $44,000 in unrealized holding gains, net on marketable securities.
Income Taxes
Since inception, the Company recorded income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2021 and 2020, the Company had not identified any significant uncertain tax positions.
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
Recently Adopted Accounting Pronouncement
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
As of December 31, 2021, the Company became a large accelerated filer and as a result, the guidance under ASU 2019-04, ASU 2016-13 and ASU 2019-11 was effective for the Company's Annual Report on Form 10-K filed for the year ended December 31, 2021. This guidance did not have a material impact on the Company's consolidated financial statements.
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
The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company did not elect a practical expedient to use hindsight in determining the lease term and in assessing impairment of the entity's ROU assets. The Company has a lease agreement involving the lease of its headquarters in Waltham, Massachusetts. Upon adoption of ASC 842, the Company determined that the lease agreement for its headquarters contained a lease classified as an operating lease based on the practical expedient that allowed the Company to not re-assess the lease classification of any existing leases and the lease of its headquarters was previously assessed as an operating lease. The Company has also performed an evaluation of other material contracts to determine if any contain embedded leases, and has not identified any to date.
The impact of adopting this guidance resulted in capitalizing an ROU asset of $1.4 million and a lease liability of $1.7 million for the Company's corporate headquarters on its balance sheet as of January 1, 2021 with no recorded transition adjustment recorded to beginning accumulated deficit.
3.Fair Value of Financial Assets and Liabilities
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$171,142	$171,142	$—	$—
Marketable securities:
U.S. Treasury securities	16,212	—	16,212	—
Commercial paper	99,898	—	99,898	—
Corporate bonds	120,591	—	120,591	—
Total assets	$407,843	$171,142	$236,701	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,760	$101,760	$—	$—
Marketable securities:
U.S. Treasury securities	126,217	—	126,217	—
Total assets	$227,977	$101,760	$126,217	$—
The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of December 31, 2021 and 2020. Marketable securities included in the tables above consist of U.S. Treasury securities, corporate bonds and commercial paper, and these securities are categorized as Level 2 as of December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020.

The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$16,224	$—	$(12)	$16,212
Commercial paper	less than 1 year	99,900	—	(2)	99,898
Corporate bonds	within 2 years	121,034	—	(443)	120,591
Total marketable securities		$237,158	$—	$(457)	$236,701

	As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$126,212	$7	$(2)	$126,217
Total marketable securities		$126,212	$7	$(2)	$126,217

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.
The Company determined that there was no material change in the credit risk of the above investments during the year ended December 31, 2021. As such, an allowance for credit losses was not recognized. As of December 31, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.2 million and $— million as of December 31, 2021 and 2020, respectively.
5.    Property and Equipment, Net

At December 31, 2021 and 2020, property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$5,608	$4,808
Computers and software	546	355
Leasehold improvements	606	596
	6,760	5,759
Less: Accumulated depreciation and amortization	(4,177)	(3,153)
	$2,583	$2,606

Depreciation and amortization expense was $1.0 million, $1.1 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Leases
The Company entered into a lease arrangement for its corporate headquarters in Waltham, Massachusetts. In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease. Since the exercise of the one-time extension right for its existing lease did not qualify to be accounted for as a separate lease, the Company accounted for the exercise of the one-time extension right as a contract modification.
The Company reassessed the lease classification for the Company's corporate headquarters as of the effective date of the modification using the modified terms and conditions and the facts and circumstances as of that date. This included using the remaining economic life of the underlying asset on that date, the discount rate for the lease on that date and a remeasurement and reallocation of the remaining consideration in the contract on that date. The Company concluded that the lease continues to be classified as an operating lease, reassessed the IBR as of the effective date of the modification, and remeasured the lease liability and ROU asset.
Supplemental balance sheet information
Supplemental operating lease balance sheet information is summarized as follows (in thousands):

December 31, 2021
Operating lease right-of-use assets	$4,806

Accrued expenses(1)	$1,211
Operating lease liabilities	3,838
Total operating lease liabilities	$5,049

(1) The short-term portion of operating lease liabilities is included within accrued expenses on the consolidated balance sheet.
Other supplemental information
Other supplemental operating lease information is summarized as follows (in thousands, except for years and discount rate):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,250
Right-of-use assets obtained in exchange for new lease liabilities	$4,434
Weighted average remaining lease term	3.4 years
Weighted average discount rate	6.5%
Maturities of lease commitments
Maturities of operating lease commitments as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Totals
2022	$1,507
2023	1,700
2024	1,732
2025	728
2026	—
Total lease payments	$5,667
Less: imputed interest	618
Present value of operating lease liabilities	$5,049

During the years ended December 31, 2021, 2020 and 2019 the Company recognized operating lease expense of $1.3 million, $1.1 million and $0.9 million, respectively.
7.    Accrued Expenses
At December 31, 2021 and December 31, 2020 accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Payroll and related expenses	$6,396	$5,148
Research and development activities	4,268	4,335
Current portion of operating lease liability	1,211	—
Other expenses	963	677
	$12,838	$10,160
8.    Stockholders' Equity
Common Stock
The common stock has the following characteristics:
Voting
The holders of common stock are entitled to one vote for each share of common stock held.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any preferred stock outstanding have been paid in accordance with their terms. As of December 31, 2021 and 2020, no preferred stock was outstanding. No dividends have been declared or paid by the Company to the holders of common stock since the issuance of the common stock.
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
9.    Equity Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, RSUs, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.3 million shares in January 2021. As of December 31, 2021, there were a total of 1.5 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$19,894	$9,418	$2,549
Restricted common stock	283	955	737
Restricted stock units	403	187	—
ESPP	604	493	246
Total	$21,184	$11,053	$3,532
The following table summarizes the allocation of equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$9,866	$6,114	$2,241
General and administrative expense	11,318	4,939	1,291
Total	$21,184	$11,053	$3,532
Restricted Common Stock
The following table summarizes the restricted stock awards activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2020	100,989	4.32
Granted	—	—
Vested	(95,214)	4.32
Forfeited	(3,604)	4.32
Unvested restricted common stock as of December 31, 2021	2,171	$4.32
As of December 31, 2021, the Company had unrecognized equity-based compensation expense of $— million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.2 years. The total fair value of restricted common stock awards vested during the years ended December 31, 2021, 2020 and 2019 was approximately $5.0 million, $5.6 million, and $4.3 million, respectively.
Restricted Stock Units
The following table summarizes the restricted stock units activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2020	66,216	10.84
Granted	7,000	57.73
Vested	(32,121)	10.84
Forfeited	(34,095)	10.84
Unvested restricted stock units as of December 31, 2021	7,000	$57.73
As of December 31, 2021, the Company had unrecognized equity-based compensation expense of $0.2 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock units vested during the year ended December 31, 2021 was approximately $2.1 million.
Stock Options

The following table summarizes the Company’s stock option activity during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,352,095	$12.22
Granted	1,631,733	36.19
Exercised	(827,830)	11.52
Forfeited	(374,433)	18.42
Outstanding as of December 31, 2021	4,781,565	$20.03	7.96	$134,467
Options exercisable as of December 31, 2021	1,935,844	$13.76	7.32	$65,084
The following table provides certain information related to the stock options granted, vested, and exercised during the years ended December 31, 2021, 2020 and 2019, in thousands, except for per option values:

	Year Ended December 31,
	2021	2020	2019
Weighted-average fair value of options granted, per option	$26.16	$10.98	$9.95
Total cash received from exercises of stock options	$9,536	$3,532	$27
Total intrinsic market value of stock options exercised	$39,335	$7,752	$89
The following table summarizes assumptions used in determining the fair value of the options granted during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Risk‑free interest rate	1.20%	0.46%	1.9%
Expected term (in years)	6.0 years	6.0 years	6.0 years
Expected volatility	87.09%	80.85%	75.45%
The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term for employee and director stock options is the mid-point between the weighted average of vesting period and the contractual term. The Company determines the volatility for options granted based on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. The risk-free interest rate is based on a zero-coupon U. S. Treasury instrument with terms consistent with the term of the stock options. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.
As of December 31, 2021, the Company had unrecognized equity-based compensation expense of $44.8 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.2 years.
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

10.    Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019 (in thousands) were:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$(511)	$512
State	—	(59)	410
Total current tax (benefit) provision	—	(570)	922
Deferred:
Federal	—	—	(6)
State	—	—	(4)
Total deferred tax (benefit) provision	—	—	(10)
Total income tax (benefit) provision	$—	$(570)	$912

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Tax effected at statutory rate	21.00%	21.00%	21.00%
State taxes	9.31	8.38	8.39
Stock compensation	5.33	0.76	(1.09)
Non-deductible expenses	(0.01)	(0.01)	0.08
Federal research and development credits	3.34	6.21	5.09
Change in valuation allowance	(38.97)	(35.09)	(35.64)
	—%	1.25%	(2.17)%

Deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$44,269	$13,127
Deferred revenue	18,610	21,293
Research and development credit carryforwards	10,843	6,314
Fixed and intangible assets	3,077	3,537
Lease liabilities	1,380	—
Reserves and accruals	1,790	235
Stock-based compensation	4,958	1,944
Total deferred tax assets	84,927	46,450
Valuation allowance	(82,703)	(45,590)
Subtotal	2,224	860
Fixed assets	(572)	(568)
Right-of-use assets	(1,313)	—
Prepaid expense	(339)	(292)
Total net deferred tax assets	—	—

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which is composed principally of collaboration revenue that has been recognized as taxable but remains deferred for book reporting purposes at year end. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $82.7 million and $45.6 million has been established at 2021 and 2020, respectively. The change in the valuation allowance was $37.1 million and $16.0 million for the years ended December 31, 2021 and 2020.
The Company has incurred net operating losses ("NOLs") from inception. At December 31, 2021, the Company has federal and state NOL carryforwards of approximately $159.6 million and $170.2 million, respectively, available to reduce future taxable income, that expire beginning in 2037, with $156.0 million of the federal NOLs having an unlimited carryover life. As of December 31, 2021, the Company also has federal and state research and development tax credit carryforwards of approximately $8.6 million and $2.8 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2034. The Company’s NOL carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The Company continues to review its historic ownership changes to determine if there are any IRC 382 limitations which may limit the annual utilization of the NOLs. NOLs generated after December 31, 2019 are subject to potential limitation as the Company has not completed an evaluation of ownership changes pursuant to IRC Section 382.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security, or CARES Act, was signed into law. Among other provision, the CARES Act temporarily reinstated loss carryback provisions. Losses generated after December 31, 2017 and before January 1, 2021 can be carried back up to 5 tax years. The Company recorded a $0.6 million tax benefit as a result of this provision in 2020, which is recorded as a receivable as of December 31, 2021 and is classified as other current assets on the consolidated balance sheet.
The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company has not identified any uncertain positions with respect to the credit computations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.
For the years ended December 31, 2021 and 2020, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2018. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

Provision for Income Taxes
The Company recorded income tax expense of $0.0 million for the year ended December 31, 2021, a benefit from income taxes of $0.6 million for the year ended December 31, 2020 and income tax expense of $0.9 million for the year ended December 31, 2019. The benefit recorded in 2020 was attributed to a federal net operating loss carryback claim allowed under the CARES Act. In the year ended December 31, 2019, the income tax expense recorded was driven largely by the current tax liability associated with the tax recognition of the upfront AbbVie collaboration payment received in 2018.
Despite the collaboration revenue, the Company continues to maintain a valuation allowance against all deferred tax assets. The Company believes that it is more likely than not that the Company will not realize a future tax benefit of these attributes, as the Company's research programs continue to require significant investment and future revenue is subject to uncertainties. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any.
11.    Commitments and Contingencies
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
Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
12.    Option and License Agreements
AbbVie Agreement Overview
In October 2018, the Company entered into a 5-year collaboration and option agreement with AbbVie (the "AbbVie agreement"), a research-based global biopharmaceutical company that held Series A and Series B Convertible Preferred Shares of the Company at the time the AbbVie agreement was executed. Pursuant to this agreement, AbbVie paid the Company an upfront, non-refundable amount of $100.0 million. In exchange, the Company: (i) assumed the obligation to perform research and development activities to identify and develop compounds directed at multiple fibrosis indications (grouped into four research programs) through completion of Investigational New Drug (IND)-enabling studies, and (ii) granted AbbVie options to license the results of research and development in exchange for separate upfront option-exercise fees.
At any time during the five-year period, AbbVie holds the right to exercise its license options for molecules with the selected pharmacological profiles by providing written notice to the Company and paying an option exercise fee of $20.0 million per option exercised (up to three in total). Before an option exercise, Morphic is solely responsible for performing the research and development activities and generating at least one research product and one backup research product for each research target. The Company’s obligations to perform research and development activities for the molecules with selected pharmacological profile cease after AbbVie exercises the option(s) and accepts the results of research and development activities. Upon exercise of an option, AbbVie assumes full responsibility for further development of the molecules at its sole cost, and the Company is obligated to transfer any and all manufacturing related activities to AbbVie at AbbVie’s cost. In addition, after AbbVie exercises its options, it is obligated to pay the Company certain development milestones totaling up to $80.0 million per indication, launch milestones totaling up to $110.0 million per indication, and net sales milestones totaling up to $160.0 million per indication. Development milestones are triggered upon the initiation of various phases of clinical trials. Launch milestones are achieved by recording first commercial sale in each of the specified markets. The net sales milestones are achieved by reaching the agreed upon volume of sales in certain territories. The Company is also entitled to royalty payments ranging in high single digit to low teens percentage of sales in a calendar year. The Company retained cost-sharing rights in the development of compounds for the liver fibrosis indications, including non-alcoholic steatohepatitis, and may opt into paying a percentage of AbbVie’s development costs in exchange for enhanced royalties. The milestone payments were fully constrained, as a result of the uncertainty regarding whether AbbVie would exercise any of the options and whether any of the associated milestones would be achieved.
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
The Company estimated the standalone selling price of each research program based on internal and external costs to perform the research plus a reasonable profit margin of 10%. The total estimated cost of the research and development services reflects the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company recognizes revenue as research and development services are provided based on the costs incurred to date, as such costs have a direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to AbbVie. Changes to the estimated cost of internal and external development services are recognized in the period of change as a cumulative catch-up adjustment. The Company reassesses cost estimates which may change due to feedback from the FDA, as well as the results and findings of any nonclinical activities performed under the agreement with AbbVie.
The Company determined that the transaction price included only the non-refundable up-front payment of $100.0 million and recorded this amount as deferred revenue as of December 31, 2018. The option exercise payments were not included in the transaction price, as the Company determined that the agreed upon fees represent fair value of such options. The milestone payments were fully constrained, as a result of the uncertainty regarding whether AbbVie would exercise any of the options and whether any of the associated milestones would be achieved. There have been no changes to the transaction price in the years ended December 31, 2021 and 2020.
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
On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Upon option exercise, the Company evaluated whether the change to the contract should be treated as the continuation of the current arrangement or as a separate agreement. As the additional performance obligations were deemed to be distinct and priced consistent with the standalone selling price of such obligations, the Company concluded that the license and any additional performance obligations should be accounted for as a separate contract. The potential performance obligations included in the arrangement were (1) the license to research, develop and commercialize αvβ6–specific integrin inhibitors, and (2) options to purchase materials that were manufactured prior to option exercise (the “Material Options”). The Company concluded that the Material Options were not material rights as the price to purchase the materials approximated the standalone selling price. Based on this conclusion, the full transaction price of $20.0 million was allocated to the license and recognized upon delivery in the third quarter of 2020. As detailed above, under the terms of AbbVie agreement, the Company is eligible to receive potential milestones and royalties on future development and commercialization of Morphic’s αvβ6–specific integrin inhibitors, all of which have been fully constrained as of December 31, 2021. AbbVie has informed the Company that it does not intend to advance any of the Company's selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. As a result, the Company does not expect to receive additional payments for this program under the AbbVie Agreement.
During the year ended December 31, 2021, the Company continued to perform under the AbbVie Agreement, pursuant to which the Company recognizes revenues in proportion to the costs incurred. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue recognized	$11,197	$36,056	10,797
Costs incurred	5,376	13,474	$19,717

As of December 31, 2021 and 2020, the Company had none and $0.9 million, respectively, due from AbbVie recorded in accounts receivable. As of December 31, 2021 and 2020, the Company had $60.5 million and $71.7 million, respectively, of deferred revenue, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of December 31, 2021 and 2020. The Company expects to recognize revenue related to these performance obligations through 2023.

As the Company progresses towards satisfaction of performance obligations under the AbbVie Agreement, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may materially impact revenue recognition. In Q4 2021, the Company recognized $6.2 million in revenue primarily as a result of changes in the estimated costs associated with the remaining effort required to complete the research services for each of the three remaining research programs. Based on recent scientific results, the amount of future expected cost estimates has decreased based on a change in originally expected effort and based on the timing of the research services, which have reduced what research services can be reasonably completed by the end of the AbbVie Agreement, which expires in Q4 2023. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the AbbVie Agreement. Accordingly, revenue may fluctuate from period to period due to significant revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation. Any changes in research services that could be reasonably completed prior to the end of the AbbVie Agreement may result in a decrease in the Company's cost estimates and would result in an increase to revenue recognition. Such changes could occur in the near term and can also impact the allocation of deferred revenue between current and long term based on changes in expected timing of the satisfaction of performance obligations.
Janssen Agreement Overview
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
In December 2021, Janssen informed the Company that they had decided not to exercise its options on the first two integrin targets, thus also discontinuing those two research programs. The Company has focused efforts on the third integrin research program which includes the potential development of integrin antibody activators.
Janssen Agreement Accounting Analysis
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
The Company recognizes revenue as research services are provided based on the costs incurred to date, as such costs have direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to Janssen. Transaction price allocated to the material rights was deferred and will be recognized as revenue when Janssen exercises the options or the option period expires. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. There have been no material changes to the Company’s estimates to date.
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
Accounting for Contract Modification
Upon notification of discontinuation of the two research programs and related options, the Company concluded that there was a contract modification to an existing contract under ASC 606 because the December 2021 notification resulted in a reduction in scope of the Company’s responsibilities under the Janssen Agreement. The December 2021 notification did not include any additional promised goods and services.
Subsequent to the modification, there are two remaining performance obligations pursuant to the Janssen Agreement, research services for the remaining research program and a material right for Janssen's remaining license option. The Company concluded that the remaining research services to be provided to satisfy the third research program were not distinct from its existing research services, and as a result treated the modification as part of the original contract (as opposed to a separate contract). Therefore, the Company updated the transaction price, which included the remaining deferred revenue and estimated variable consideration for research services and allocated the updated transaction price to the remaining performance obligations based on the estimated standalone selling prices at the date of the contract modification. For the research services, the effect that the contract modification had on the transaction price and the measure of progress towards satisfying the performance obligation of $1.9 million has been recognized on a cumulative catch-up basis. The transaction price allocated to the remaining material right of $0.5 million was deferred and will remain deferred until exercise or expiration. The accounting for any previously satisfied performance obligations as of the contract modification date are not affected by the modification.
The following table summarizes research and development costs incurred and revenue recognized in connection with the Company's performance under the Janssen Agreement during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reimbursement revenue	$4,944	$6,601	$4,737
Upfront payment revenue	3,653	2,288	1,443
Total revenue recognized	$8,597	$8,889	$6,180
Costs incurred	$4,426	$5,865	$4,199
As of December 31, 2021 and 2020, the Company had $2.3 million and $6.4 million, respectively, due from Janssen recorded in accounts receivable. The accounts receivable balance at December 31, 2020 included $5.0 million related to the upfront payment for initiation of the third program, which was paid in February 2021. As of December 31, 2021 and 2020, $7.6 million and $11.3 million, respectively, of deferred revenue was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. At December 31, 2021 and 2020 the deferred revenue balance represents the portion of the upfront payments received allocated to the performance obligations that are partially or wholly unsatisfied as of December 31, 2021 and 2020. The Company expects to recognize revenue related to the remaining performance obligations through 2024.
The Company's continuing obligations to provide research and development services is based on the results of such efforts and the estimated costs associated with the remaining efforts required to complete the performance obligation may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the Janssen Agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation.
13.    Net Loss per Share
Basic net loss per share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents.
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(95,542)	$(44,999)	$(43,328)
Weighted average common shares outstanding, basic and diluted	35,797,969	30,594,897	16,101,928
Net loss per share, basic and diluted	$(2.67)	$(1.47)	$(2.69)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Year Ended December 31,
	2021	2020	2019
Restricted common stock	2,171	100,989	379,700
Restricted stock units	7,000	66,216	—
Stock options	4,781,565	4,352,095	2,987,403
	4,790,736	4,519,300	3,367,103
In addition to the securities listed in the table above, as of December 31, 2021 the Company had reserved 801,622 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the year ended December 31, 2021.
14.    Employee Benefit Plan
In 2016, the Company adopted a qualified retirement plan, the Morphic Therapeutic, Inc. 401(k) Plan (the “Plan”) to provide retirement income for eligible employees through employee contributions and employer matching contributions. The Company matches 50% up to the first 6% contributed by a participant. Contributions totaled $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
(a)    Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation as of December 31, 2021 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of December 31, 2021 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
(b)    Inherent Limitations on Effectiveness of Controls
Our management, including the principal executive officer and principal financial officer, does not expect that our internal control over financial reporting or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(c)    Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the principal executive officer and principal financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report.
(d)    Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morphic Holding, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Morphic Holding, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Morphic Holding, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2022

Item 9B. Other Information
On February 23, 2022, the Board of Directors of Morphic Holding, Inc. (the “Company”) approved new forms of Change in Control and Severance Agreements (the “New CIC and Severance Agreements”) to be entered into with certain executive officers of the Company, including Dr. Praveen Tipirneni, the Company’s Chief Executive Officer, Dr. Marc Schegerin, the Company’s Chief Financial and Operating Officer, and Dr. Bruce Rogers, the Company’s Chief Scientific Officer, with such New CIC and Severance Agreements to be effective as of the day of their execution.

The New CIC and Severance Agreements for each of Drs. Tipirneni, Schegerin and Rogers will supersede and replace the existing Change in and Control and Severance Agreements between each such executive and the Company.

Under his New CIC and Severance Agreement, in the event that Dr. Tipirneni’s employment is terminated by the Company without “cause” or by Dr. Tipirneni for “good reason” (each as defined in the New CIC and Severance Agreement), he will be entitled to (i) 12 months of base salary continuation at the rate in effect immediately prior to such termination and (ii) to the extent Dr. Tipirneni timely elects to receive continued coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), we will continue to pay the full amount of his COBRA premium payments for such continued coverage for a period ending on the earlier of (x) 12 months following the termination date and (y) the date that he becomes eligible for coverage under another employer’s plans. Further, in the event that such termination of employment is without “cause” or is due to a resignation for “good reason,” that occurs within the period commencing 3 months prior to and ending 12 months following a “change of control” of the Company, then (i) the amount payable as severance shall be increased to 18 months of Dr. Tipirneni’s base salary at the rate in effect immediately prior to such termination plus 150% of his then-current annual target bonus opportunity, payable in a cash lump-sum, (ii) the period of continued benefit coverage shall be increased to a period of 18 months following the termination date (or, if earlier, until the date that he becomes eligible for coverage under another employer’s plans), and (iii) the vesting of 100% of each of his then-outstanding equity awards shall accelerate (provided that performance-based awards shall accelerate at target levels). All such payments and benefits (whether with or apart from a change of control) will be subject to Dr. Tipirneni’s timely execution of a general release of claims against us.

Under his New CIC and Severance Agreement, in the event that Dr. Schegerin or Dr. Rogers’s employment is terminated by the Company without “cause” or by Dr. Schegerin or Dr. Rogers for “good reason” (each as defined in the New CIC and Severance Agreement), he will be entitled to (i) an amount equal to 9 months base salary continuation at the rate in effect immediately prior to such termination and (ii) to the extent Dr. Schegerin or Dr. Rogers timely elects to receive continued coverage under COBRA, we will continue to pay the full amount of COBRA premium payments for such continued coverage for a period ending on the earlier of (x) 9 months following the termination date and (y) the date that the executive becomes eligible for coverage under another employer’s plans. Further, in the event that such termination of employment is without “cause” or is due to a resignation for “good reason,” that occurs within the period commencing 3 months prior to and ending 12 months following a “change of control” of the Company, then (i) the amount payable as severance shall be increased to 12 months of the executive’s base salary at the rate in effect immediately prior to such termination plus 100% of his then-current annual target bonus opportunity, payable in a cash lump-sum, (ii) the period of continued benefit coverage shall be increased to a period of 12 months following the termination date (or, if earlier, until the date that the executive becomes eligible for coverage under another employer’s plans), and (iii) the vesting of 100% of each of his then-outstanding equity awards shall accelerate (provided that performance-based awards shall accelerate at target levels). All such payments and benefits (whether with or apart from a change of control) will be subject to Dr. Schegerin or Dr. Roger, as applicable, executing of a general release of claims against us.

The form of New CIC and Severance Agreement is attached hereto as Exhibit 10.19 and is incorporated herein by reference. The foregoing summary is qualified entirely by reference to the full text of the form of New CIC and Severance Agreement.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.
The information required by Item 11 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)                Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein

(3)                Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-38940	3.1	August 13, 2020
3.2	Restated Bylaws of Morphic Holding, Inc., as amended	10-Q	001-38940	3.2	May 6, 2021
4.1	Form of Common Stock Certificate	S-1/A	333-231837	4.1	June 14, 2020
4.2	Investors' Rights Agreement, dated December 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231837	4.2	June 14, 2020
4.3	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38940	4.3	March 1, 2021
4.4	Form of Debt Security	S-3	333-258435	4.3	August 4, 2021
4.5	Form of Indenture	S-3	333-258435	4.4	August 4, 2021
10.1*	Form of Indemnity Agreement.	S-1/A	333-231837	10.1	June 14, 2020
10.2*	2018 Stock Incentive Plan and forms of award agreements	S-1/A	333-231837	10.2	June 14, 2020
10.3*	2019 Equity Incentive Plan and forms of award agreements	S-1/A	333-231837	10.3	June 14, 2020
10.4*	2019 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-231837	10.4	June 14, 2020
10.5*	Offer Letter, dated June 10, 2019, by and between the Registrant and Praveen P. Tipirneni, MD	S-1/A	333-231837	10.5	June 14, 2020
10.6*	Offer Letter, dated June 10, 2019, by and between the Registrant and Bruce N. Rogers, Ph.D	S-1/A	333-231837	10.6	June 14, 2020
10.7*	Offer Letter, dated June 10, 2019, by and between the Registrant and William DeVaul	10-K	001-38940	10.7	February 27, 2021
10.8*	Consulting Agreement, dated December 5, 2019, by and between the Registrant and Timothy A. Springer, Ph.D	10-K	001-38940	10.8	February 27, 2021

10.9	Lease, dated August 5, 2015, by and between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership, as amended.	S-1/A	333-231837	10.9	June 14, 2020
10.10†	Research Collaboration and Option Agreement, dated February 15, 2019, by and among Janssen Pharmaceuticals, Inc. and the Registrant.	S-1/A	333-231837	10.10	June 14, 2020
10.11†	Collaboration and Option Agreement, dated October 16, 2018, by and between AbbVie Biotechnology Ltd and the Registrant.	S-1/A	333-231837	10.11	June 14, 2020
10.12†	Collaboration Agreement, dated June 10, 2015, by and between Morphic Rock Therapeutic, Inc. and Schrödinger, LLC, as amended.	S-1/A	333-231837	10.12	June 14, 2020
10.13†	Exclusive License Agreement, dated October 7, 2015, by and between Children's Medical Center Corporation and the Registrant, as amended.	S-1/A	333-231837	10.13	June 14, 2020
10.14	Form of Stock Registration Agreement	S-1/A	333-231837	10.17	June 14, 2020
10.15*	Offer Letter, dated February 3, 2020, by and between Marc Schegerin, and Morphic Holding, Inc.	10-Q	001-38940	10.1	August 10, 2020
10.16	Amendment No. 1 to the Research Collaboration and Option Agreement, dated December 30, 2020, by and among Janssen Pharmaceuticals, Inc. and the Registrant.	10-K	001-38940	10.19	March 1, 2021
10.17	Amendment No. 2 to Research Collaboration and Option Agreement, dated as of June 18, 2021, by and between the Registrant and Janssen Pharmaceuticals, Inc.	10-Q	001-38940	10.1	August 4, 2021
10.18	Fifth amendment of lease	10-Q	001-38940	10.1	November 4, 2021
10.19	Form of Change in Control and Severance Agreement					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Powers of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)	X
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

MORPHIC HOLDING, INC.

February 24, 2022	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
February 24, 2022		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

February 24, 2022	By:	/s/ Robert E. Farrell Jr.
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

Signature	Title	Date
/s/ Praveen P. Tipirneni	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Praveen P. Tipirneni, M.D.

/s/ Marc Schegerin	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 24, 2022
Marc Schegerin, M.D.

/s/ Robert E. Farrell, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Robert E. Farrell, Jr., CPA

/s/ Norbert Bischofberger	Director	February 24, 2022
Norbert Bischofberger, Ph.D.

/s/ Gustav Christensen	Director	February 24, 2022
Gustav Christensen

/s/ Martin Edwards	Director	February 24, 2022
Martin Edwards

/s/ Susannah Gray	Director	February 24, 2022
Susannah Gray

/s/ Nilesh Kumar	Director	February 24, 2022
Nilesh Kumar, Ph.D.

/s/ Nisha Nanda	Director	February 24, 2022
Nisha Nanda, Ph.D.

/s/ Amir Nashat	Director	February 24, 2022
Amir Nashat

/s/ Joseph P. Slattery	Director	February 24, 2022
Joseph P. Slattery, CPA

/s/ Timothy A, Springer	Director	February 24, 2022
Timothy A, Springer, Ph.D.