Form 10-Q
period 2022-03-31
Morphic Holding, Inc.
filed 2022-05-04
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 2, 2022 was 38,269,371.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$119,842	$171,434
Short-term marketable securities	260,810	236,701
Accounts receivable	2,039	2,307
Prepaid expenses and other current assets	6,803	7,892
Total current assets	389,494	418,334
Operating lease right-of-use assets	4,490	4,806
Property and equipment, net	2,368	2,583
Restricted cash	560	560
Other assets	161	7
Total assets	$397,073	$426,290

Liabilities
Current liabilities:
Accounts payable	$3,496	$4,798
Accrued expenses	9,988	12,838
Deferred revenue, current portion	30,308	20,628
Total current liabilities	43,792	38,264

Long-term liabilities:
Operating lease liability, net of current portion	3,478	3,838
Deferred revenue, net of current portion	36,435	47,489
Total liabilities	83,705	89,591

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 37,250,469 shares issued and outstanding as of March 31, 2022 and 37,085,397 shares issued and outstanding as of December 31, 2021	4	4
Additional paid‑in capital	584,694	575,231
Accumulated deficit	(269,538)	(238,054)
Accumulated other comprehensive loss	(1,792)	(482)
Total stockholders’ equity	313,368	336,699
Total liabilities and stockholders’ equity	$397,073	$426,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$2,382	$3,265
Operating expenses:
Research and development	26,463	18,613
General and administrative	7,591	5,953
Total operating expenses	34,054	24,566
Loss from operations	(31,672)	(21,301)
Other income:
Interest income, net	187	29
Other income (expense), net	1	(12)
Total other income, net	188	17
Loss before provision for income taxes	(31,484)	(21,284)
Provision for income taxes	—	—
Net loss	$(31,484)	$(21,284)

Net loss per share, basic and diluted	$(0.85)	$(0.63)

Weighted average common shares outstanding, basic and diluted	37,133,412	33,532,405

Comprehensive loss:
Net loss	$(31,484)	$(21,284)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(1,310)	5
Total other comprehensive (loss) income	(1,310)	5
Comprehensive loss	$(32,794)	$(21,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity‑based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Other comprehensive income	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity-based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common stock under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,484)	$(21,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	255
Premium amortization and discount accretion on marketable securities	607	84
Equity‑based compensation	6,765	4,442
Loss on disposal of equipment	—	3
Change in operating assets and liabilities:
Accounts receivable	268	4,555
Prepaid expenses and other current assets	1,157	(1,772)
Other assets	(154)	19
Operating lease right-of-use assets	316	251
Accounts payable	(1,302)	(1,566)
Accrued expenses	(2,975)	(3,147)
Deferred revenue	(1,374)	(1,942)
Operating lease liabilities	(235)	(288)
Net cash used in operating activities	(28,148)	(20,390)
Cash flows from investing activities:
Purchases of marketable securities	(45,076)	(12,200)
Proceeds from maturities of marketable securities	19,050	86,000
Purchase of property and equipment	(48)	(51)
Net cash (used in) provided by investing activities	(26,074)	73,749
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	571	613
Proceeds from at-the-market offering, net of issuance costs	—	7,231
Proceeds from secondary offering, net of issuance costs	—	230,217
Proceeds from issuance of common shares upon stock option exercises	2,059	2,518
Net cash provided by financing activities	2,630	240,579
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,592)	293,938
Cash and cash equivalents and restricted cash, beginning of period	171,994	102,322
Cash and cash equivalents and restricted cash, end of period	120,402	$396,260

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$5
Amounts from exercise of stock options included in prepaid expenses and other current assets	$68	$139
Unpaid offering costs included in accrued expenses	$—	$186

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
During the three months ended March 31, 2022, the Company issued and sold no shares under the New ATM. As of March 31, 2022, the Company had approximately $137.8 million of common stock remaining available for sale under the ATM.
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
On March 2, 2022, the Company incorporated Morphic Therapeutic UK, Ltd in London, United Kingdom (the "U.K."), to support Company functions outside of the United States.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc., Morphic Therapeutic UK, Ltd, and a Massachusetts Security Corporation, organized in December 2019. All intercompany balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K, except as described below.
As disclosed in Note 1, on March 2, 2022, the Company incorporated Morphic Therapeutic UK, Ltd in London, U.K., to support Company functions outside of the United States. The geographic location of all long-lived assets of the Company continues to be the United States.
The functional reporting currency of Morphic Therapeutic UK, Ltd is the United States Dollar. Foreign currency remeasurement is included in other income (expense) in the Company's consolidated statement of operations.
Reclassification
Certain amounts have been reclassified for the three months ended March 31, 2021 in the current Form 10-Q to conform with current year presentation. As disclosed in Note 2 to the Company's 2021 Annual Report on Form 10-K, in February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. As the Company adopted Topic 842 in the annual period ended December 31, 2021 effective January 1, 2021, the Company reclassified certain amounts in the Company's cash flows from operating activities in the current Form 10-Q. Amounts for the three-months ended March 31, 2021 from the change in deferred rent were reclassified as changes in operating lease right-of-use assets and changes in operating lease liabilities. There were no changes to total cash flows or to cash flows from operating activities, investing activities or financing activities as a result of this reclassification.
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
At March 31, 2022, investments include U.S. Treasury securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$119,560	$119,560	$—	$—
Marketable securities:
U.S. Treasury securities	54,961	—	54,961	—
Commercial paper	91,943	—	91,943	—
Corporate bonds	113,906	—	113,906	—
Total assets	$380,370	$119,560	$260,810	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$171,142	$171,142	$—	$—
Marketable securities:
U.S. Treasury securities	16,212	—	16,212	—
Commercial paper	99,898	—	99,898	—
Corporate bonds	120,591	—	120,591	—
Total assets	$407,843	$171,142	$236,701	$—
The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of March 31, 2022 and December 31, 2021. Marketable securities included in the tables above consist of U.S. Treasury securities, corporate bonds and commercial paper, and these securities are categorized as Level 2 as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.
The Company believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available for sale (in thousands):

	As of March 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Short-term marketable securities:
U.S. Treasury securities	within 2 years	$55,246	$1	$(285)	$54,962
Commercial paper	less than 1 year	91,947	—	(4)	91,943
Corporate bonds	within 2 years	115,384	—	(1,479)	113,905
Total marketable securities		$262,577	$1	$(1,768)	$260,810

	As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Short-term marketable securities:
U.S. Treasury securities	less than 1 year	$16,224	$—	$(12)	$16,212
Commercial paper	less than 1 year	99,900	—	(2)	99,898
Corporate bonds	within 2 years	121,034	—	(443)	120,591
Total marketable securities		$237,158	$—	$(457)	$236,701

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
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2022. As such, an allowance for credit losses was not recognized. As of March 31, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.7 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.
5.Cash, Cash Equivalents and Restricted Cash
Restricted cash consists of cash collateralizing a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease. The letter of credit and cash collateralizing it increased from $275,000 in August 2021 due to the operating lease extension. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$119,842	$171,434	$395,985	$102,047
Restricted cash	560	560	275	275
Total cash, cash equivalents, and restricted cash	$120,402	$171,994	$396,260	$102,322
6.Accrued Expenses
At March 31, 2022 and December 31, 2021 accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related expenses	$2,204	$6,396
Research and development activities	5,508	4,268
Current portion of operating lease liability	1,336	1,211
Other expenses	940	963
	$9,988	$12,838

7.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan increased by 1.5 million shares in January 2022. As of March 31, 2022, there were a total of 1.8 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$5,960	$4,139
Restricted common stock	5	81
Restricted stock units	689	63
ESPP	111	159
Total	$6,765	$4,442
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$3,472	$2,266
General and administrative expense	3,293	2,176
Total	$6,765	$4,442
Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2021	4,781,565	$20.03
Granted	1,124,018	44.37
Exercised	(146,237)	14.55
Forfeited	(274,198)	23.93
Outstanding as of March 31, 2022	5,485,148	$24.50
Options exercisable as of March 31, 2022	2,176,809	$14.85

Restricted Stock Units
The following table summarizes the restricted stock units activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2021	7,000	$57.73
Granted	283,120	44.63
Vested	—	—
Forfeited	(19,840)	44.75
Unvested restricted stock units as of March 31, 2022	270,280	$44.96
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2022.
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
Through March 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.

10.Option and License Agreements
A detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022.
AbbVie Agreement
During the three months ended March 31, 2022 the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. As a result, the Company recognizes as revenue the $100.0 million up-front payment as research and development services are performed, which is expected to be completed through 2023. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized	$809	$1,497
Costs incurred	413	1,321
In August 2020, pursuant to the AbbVie Agreement, AbbVie exercised its option to exclusively license and control further development and commercialization of the Company's αvβ6–specific integrin program for the treatment of fibrotic diseases including IPF and additional fibrosis-related indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed the Company that it does not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, the Company does not expect to receive additional payments for this program under the AbbVie Agreement.
As of March 31, 2022, the Company had $59.7 million of deferred revenue, which is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of March 31, 2022.
As the Company progresses towards satisfaction of performance obligations under the AbbVie Agreement, the estimated costs associated with the remaining effort required to complete the performance obligations may change, which may materially impact revenue recognition. In Q4 2021, based on scientific results, the amount of future expected cost estimates was decreased based on a change in originally expected effort and based on the timing of the research services, which have reduced what research services can be reasonably completed by the end of the AbbVie Agreement, which expires in Q4 2023. There was additional revenue recognized in Q4 2021 as a result of this change. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to each performance obligation under the AbbVie Agreement. Accordingly, revenue may fluctuate from period to period due to significant revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation. Any changes in research services that could be reasonably completed prior to the end of the AbbVie Agreement may result in a decrease in the Company's cost estimates and would result in an increase to revenue recognition. Such changes could occur in the near term and can also impact the allocation of deferred revenue between current and long term based on changes in expected timing of the satisfaction of performance obligations.
Janssen Agreement
During the three months ended March 31, 2022, the Company continued to perform under its agreement with Janssen (the "Janssen Agreement"), pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
Under the terms of the Janssen Agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program, and Janssen paid the Company $5.0 million for the third research program commencement fee in February 2021. The Company expects to provide research services and recognize revenue through 2024.

In December 2021, Janssen informed the Company that they had decided not to exercise its options on the first two integrin targets, thus also discontinuing those two research programs. The Company has focused efforts on the third integrin research program which includes the potential development of integrin antibody activators.
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Janssen Agreement during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Reimbursement revenue	$1,008	$1,325
Upfront payment revenue	565	444
Total revenue recognized	$1,573	$1,769
Costs incurred	$855	$1,323
The Company had $2.0 million and $2.3 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, $7.1 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheet based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of March 31, 2022.
11.Net Loss per Share
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
The following table illustrates the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(31,484)	$(21,284)
Weighted average common shares outstanding, basic and diluted	37,133,412	33,532,405
Net loss per share, basic and diluted	$(0.85)	$(0.63)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended March 31,
	2022	2021
Restricted common stock	181	73,360
Restricted stock units	270,280	44,473
Stock options	5,485,148	5,345,280
	5,755,609	5,463,113

In addition to the securities listed in the table above, as of March 31, 2022 the Company had reserved 1,155,630 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, our business strategy, market size, potential growth opportunities, our preclinical and clinical development activities, the efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers comprised of single-ascending dose, or SAD, food effect, or FE, and multiple-ascending dose, or MAD, cohorts to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
The MORF-057 Phase 1 study included SAD, MAD, and FE cohorts evaluating MORF-057 safety, pharmacokinetics, or PK, and pharmacodynamics, or PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily (BID) doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. A slight reduction in exposure without effect on trough concentrations was observed upon administration with a high fat meal in the FE study. The results suggest food intake has no impact on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.
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

Based on the results from the Phase 1 studies, we have initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, opened sites for enrollment in March 2022. The EMERALD-1 study is planned to enroll up to 35 patients with moderate to severe UC who will be treated with 100 mg BID (twice daily) at sites in the United States and Poland. The primary endpoint of the trial is the change in Robarts Histopathology Index (RHI), a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 is expected to begin in the third quarter of 2022 and then will run in parallel with EMERALD-1.
In August 2020, AbbVie exercised its option to license certain product candidates and now controls and is responsible for the development and commercialization of our αvβ6-specific integrin inhibitor program. In connection with the option exercise, AbbVie made a one-time $20.0 million payment to us. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. We continue to advance additional discovery programs with AbbVie as a part of this collaboration.
In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, or the Janssen Agreement. In February 2021 Janssen paid us $5.0 million to commence work on a third research program. We are entitled to additional payments upon the achievement of certain milestones and royalties in accordance with the Janssen Agreement. In December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets. We have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The first two integrin targets have been returned to us due to a lack of target validation in the specific disease of Janssen's interest.
Beyond these lead targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced near to or into lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in checkpoint refractory cancer models and continue our focus on advancing our avb8 program in oncology.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies with respect to an at-the-market offering program, or the New ATM, increasing the amount of Placement Shares, under the Original Agreement, which we may offer and sell, from time to time at its sole discretion, through Jefferies as sales agent, up to an aggregate offering price of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. No shares were issued or amounts received under our ATM during the three months ended March 31, 2022. As of March 31, 2022, we had approximately $137.8 million of common stock remaining available for sale under the ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through March 31, 2022, we raised an aggregate of approximately $700.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of $269.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $380.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2024.
Impact of the COVID-19 Pandemic
The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The extent of the ongoing impact of the novel strain of coronavirus, SARS-CoV-2, or COVID-19, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the rise of variants that may be less responsive to existing vaccines, the impact on our clinical and preclinical studies, employee or industry events, and the effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Although we currently have not experienced much of an impact on our business, excluding minor changes to our development timelines, if there are closures or other restrictions in places where we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Expenses
Research and Development
Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:
•employee-related expenses, including salaries, benefits, and equity-based compensation expense for our research and development personnel;
•costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
•costs of manufacturing clinical supply related to any of our current or future product candidates;
•expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;
•costs of conducting preclinical studies of any of our current or future product candidates;
•consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;
•costs of purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
•costs related to compliance with clinical regulatory requirements;
•facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
•fees for maintaining licenses and other amounts due under our third-party licensing agreements.
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
•the scope, rate of progress, and expenses of our ongoing research activities as well as any additional preclinical studies and clinical trials and other research and development activities;
•establishing an appropriate safety profile;
•successful enrollment in and completion of clinical trials;
•whether our product candidates show safety and efficacy in our clinical trials;
•receipt of marketing approvals from applicable regulatory authorities, if any;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
•continued acceptable safety profile of the products following any regulatory approval.
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
We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also incur expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on Nasdaq, director and officer compensation and insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant general and administrative expenses related to supporting product sales, marketing and distribution activities.
Interest Income, Net
Interest income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.
Results of Operations
Comparison of the three months ended March 31, 2022 and March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$2,382	$3,265	$(883)	(27)%
Operating expenses:
Research and development	26,463	18,613	7,850	42%
General and administrative	7,591	5,953	1,638	28%
Total operating expenses	34,054	24,566	9,488	39%
Loss from operations	(31,672)	(21,301)	(10,371)	49%
Other income:
Interest income, net	187	29	158	545%
Other income (expense)	1	(12)	13	(108)%
Total other income, net	188	17	171	1,006%
Loss before provision for income taxes	(31,484)	(21,284)	(10,200)	48%
Provision for income taxes	—	—	—	*
Net loss	$(31,484)	$(21,284)	$(10,200)	48%

*Percentage not meaningful

Collaboration Revenue
The decrease in collaboration revenue of $0.9 million is attributable to a decrease in activity under the AbbVie Agreement and the Janssen Agreement. In Q4 2021, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement based on changes in expected effort and the timing of the research services. Commencing after Janssen informed us in December 2021 that they have decided not to exercise the options on the first two integrin targets we focused efforts on the third integrin research program. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $7.9 million, or 42% from $18.6 million for the three months ended March 31, 2021 to $26.5 million for the three months ended March 31, 2022. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$8,348	$5,222	$3,126	60%
AbbVie Agreement programs	110	699	(589)	(84)%
Janssen Agreement programs	454	418	36	9%
αvβ8 Program	3,821	1,463	2,358	161%
Other early development candidates and unallocated costs	2,387	2,037	350	17%
Total external costs	15,120	9,839	5,281	54%
Internal costs:
Employee compensation and benefits	10,257	7,705	2,552	33%
Facility and other	1,086	1,069	17	2%
Total internal costs	11,343	8,774	2,569	29%
Total research and development expense	$26,463	$18,613	$7,850	42%
The changes in research and development expense were primarily attributable to the following:
•The $5.3 million increase in external costs from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily related to manufacturing costs and other development activities to support Phase 2 clinical studies for MORF-057, as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by a decrease in expenditures associated with the decreases in activity regarding the programs with AbbVie.
▪The $2.6 million increase in internal costs from the three months ended March 31, 2021 to the three months ended March 31, 2022 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.6 million, or 28%, from $6.0 million for the three months ended March 31, 2021 to $7.6 million for the three months ended March 31, 2022. The increase in general and administrative expense was primarily attributable to a $1.1 million increase in non-cash stock-based compensation expense, a $0.2 million increase in personnel costs, and a $0.2 million increase in personnel related state and local taxes.
Interest Income, Net
Interest income increased by $0.2 million due to an increase in invested marketable securities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2022, we raised an aggregate of approximately $700.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and follow-on equity offering, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$282	$292
Money market funds (included in cash equivalents)	119,560	171,142
Marketable securities	260,810	236,701
Total cash, cash equivalents and marketable securities	$380,652	$408,135
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(28,148)	$(20,390)
Net cash (used in) provided by investing activities	(26,074)	73,749
Net cash provided by financing activities	2,630	240,579
Net increase (decrease) in cash, cash equivalents and restricted cash	$(51,592)	$293,938
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $28.1 million for the three months ended March 31, 2022 compared to $20.4 million in cash used in operating activities for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily driven by an $10.2 million increase in net loss, partially offset by a $2.3 million increase in equity-based compensation. The increase in net loss was primarily attributable to a $9.5 million increase in operating expenses in 2022.
Net Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $26.1 million for the three months ended March 31, 2022 compared to $73.7 million provided by investing activities for the three months ended March 31, 2021. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the three months ended March 31, 2022, cash used in investing activities primarily resulted from purchases of marketable securities exceeding maturities of marketable securities. During the three months ended March 31, 2021, cash provided by investing activities primarily resulted from proceeds from maturities of marketable securities exceeding purchases of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $2.6 million for the three months ended March 31, 2022 resulted from proceeds received from the issuance of common shares under ESPP and stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2021 of $240.6 million primarily resulted from $230.2 million in net proceeds received from the underwritten public offering completed in March 2021, $7.2 million in net proceeds received from sales of shares of common stock under the ATM Agreement, and $3.1 million in proceeds received from issuance of common shares under ESPP and stock option exercises.
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
We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the costs of conducting additional clinical and preclinical studies and future clinical trials;
•the costs of future manufacturing;
•the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
•the costs, timing, and outcome of regulatory review of our product candidates;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•our ability to file and prosecute patent applications, obtain, maintain, and enforce our intellectual property rights, and defend intellectual property-related claims in certain countries that are subject to economic sanctions and/or hostile to U.S. and international companies;
•our headcount growth and associated costs as we expand our business operations and research and development activities;
•the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the effects of the COVID-19 pandemic or geo-political actions, including war (such as the current armed conflict in Ukraine); and
•the cost of operating as a public company.
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
During the quarter ended March 31, 2022, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 24, 2022.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $5.4 million. As of March 31, 2022, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2021 to March 31, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
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

•Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 51% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.
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
The extent to which the ongoing COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants, the continued effectiveness of available vaccines, and the actions taken to contain the virus or treat its impact, among others. Many countries around the world continue to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.
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
The COVID-19 pandemic has in the past affected the business of the FDA, EMA and other health authorities, and if these impacts are ongoing or recur, they could result in delays in meetings related to current and planned clinical trials and ultimately of reviews and approvals of our product candidates. Infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems worldwide. The ongoing effects of COVID-19 may also slow potential enrollment of current and planned clinical trials, reduce the number of eligible patients for our current and planned clinical trials, create difficulties in recruiting clinical site investigators and staff, divert healthcare resources away from the conduct of clinical trials, delay receiving approval from local authorities to initiate our current and planned clinical trials, delay necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, interrupt key clinical trial activities (like site monitoring) due to travel limitations imposed by authorities, and create difficulties in data collection and analysis, among other things. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our preclinical or clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Any delays to our current and planned timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.
In response to the COVID-19 pandemic, during 2020, 2021 and part of 2022 we limited our office access to only those employees completing laboratory-based tasks essential to the development efforts, and allowed other employees to work outside of our office with certain precautions in place that we believe will ensure our employees’ safety and well being. In early 2022, we reopened our office to all employees.

"Essential" employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including increased sanitation standards. We have also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our "essential" employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
In the event of shelter-in-place orders or other mandated local travel restrictions or quarantines, and in particular if there are additional reclosures in locations where we do business, including with our collaborators, partners and contractors, our collaborators, partners and contractors conducting preclinical, clinical, research or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. In the first quarter of 2022, some of our partners and contractors operating in China have faced temporary closures in compliance with local containment measures enacted in response to local COVID-19 resurgences. Furthermore, to the extent the pandemic is ongoing and there are outbreaks in the laboratory space or office space, we may be subject to risk of liability should any employee allege we failed to adequately mitigate the risk of exposure to COVID-19. The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.
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
Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. We do not yet know the full extent of potential delays or impacts on our business, our preclinical studies and clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely, although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.
As of March 31, 2022, we had 100 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our future growth may depend, in part, on our ability to develop and commercialize and/or promote our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates in a foreign market before we receive regulatory approval from the applicable regulatory authority in that foreign market, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from cyber incidents such as third parties getting access to employee accounts using stolen or inferred credentials, computer viruses, phishing attacks, spamming, malware, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, and attempts to gain unauthorized access to computer systems and networks. Our internal information technology systems and infrastructure is also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S., including, for example, due to the Russia-Ukraine conflict. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
As of December 31, 2021, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $159.6 million and $170.2 million, respectively, which begin to expire in 2037. As of December 31, 2021, we also had available tax credit carryforwards for federal and state income tax purposes of $8.6 million and $2.8 million, respectively, which begin to expire in 2034. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2018 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Internal Revenue Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire.

Private placements, our IPO and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Act eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we have initiated a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the three months ended March 31, 2022, we reported a net loss of $31.5 million. As of March 31, 2022, we had an accumulated deficit of approximately $269.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•add operational, financial and management information systems and personnel, including international operations;
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, the ongoing conflict in the Ukraine, or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of March 31, 2022, we had $380.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic, increase in inflation, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.
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
We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, AbbVie has informed the Company that it does not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that has been observed in pre-clinical testing.
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
Our α4β7 clinical program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb Company, in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, Theravance Inc., and Protagonist Therapeutics, Inc., in addition to other pharmaceutical companies.
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
We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. We have derived substantially all of our revenue to date from these collaboration agreements, and we may derive a portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected. AbbVie has informed the Company that it does not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that has been observed in pre-clinical testing, though we continue to advance additional discovery programs with AbbVie as a part of this collaboration. In addition, in December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets under the Janssen Agreement, and we have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators.

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
For example, the U.K. formally left the European Union, or EU, on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of the U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2022, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Competitors may infringe our owned or licensed patents, if and when granted, patent applications or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, lack of adequate written description, obviousness or non-

enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the inventorship or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.
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
There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The Tax Act, among other things, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. On June 17, 2021, the U.S. Supreme Court dismissed the challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to further judicial or Congressional challenges in the future. It is unclear how any such efforts to repeal, replace, amend or invalidate the ACA or its implementing regulations, or portions thereof, and the healthcare reform measures of the Biden administration will impact the ACA or our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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
•state privacy laws and regulations, such as those of California and Massachusetts, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act, which became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, which modifies the CCPA and creates additional obligations beginning on January 1, 2022) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);
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
In some countries, particularly member states of the EU the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. In addition, as a result of Brexit, there will be a transition period until a comprehensive trade agreement between the U.K. and EU is negotiated by year-end 2020. Beginning in 2021, the U.K. became a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.
European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.
The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018, the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. On November 10, 2020, the European Data Protection Board issued recommendations on the additional safeguards required for standard contractual clauses to be valid. It is possible that the ability to transfer personal data from the European Union to the United States will be restricted. We and many other companies may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States and other third-party countries. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. The U.K. enacted the Data Protection Act 2018 to directly enforce the GDPR.
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
•terrorist acts, acts of war or periods of widespread civil unrest, such as the ongoing conflict in the Ukraine;
•natural disasters and other calamities, including global pandemics, such as COVID-19; and
•general economic, industry and market conditions.
In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto, that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock. In addition, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.
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
Based on the beneficial ownership of our common stock as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

MORPHIC HOLDING, INC.

May 4, 2022	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
May 4, 2022		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

May 4, 2022	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)