Form 10-Q
period 2022-06-30
Morphic Holding, Inc.
filed 2022-08-03
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of August 1, 2022 was 38,477,059.

Page

Part I—Financial Information	2
Item 1—Condensed Consolidated Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021	3
Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31 and June 30, 2022 and three months ended March 31 and June 30, 2021	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures about Market Risk	27
Item 4—Controls and Procedures	27

Part II—Other Information	28
Item 1—Legal Proceedings	28
Item 1A—Risk Factors	29
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3—Defaults Upon Senior Securities	77
Item 4—Mine Safety Disclosures	77
Item 5—Other Information	77
Item 6—Exhibits	77
Signatures	78

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$141,183	$171,434
Marketable securities	256,377	236,701
Accounts receivable	1,036	2,307
Prepaid expenses and other current assets	8,023	7,892
Total current assets	406,619	418,334
Operating lease right-of-use assets	4,170	4,806
Property and equipment, net	2,372	2,583
Restricted cash	560	560
Other assets	154	7
Total assets	$413,875	$426,290

Liabilities
Current liabilities:
Accounts payable	$3,885	$4,798
Accrued expenses	11,347	12,838
Deferred revenue, current portion	4,452	20,628
Total current liabilities	19,684	38,264

Long-term liabilities:
Operating lease liability, net of current portion	3,110	3,838
Deferred revenue, net of current portion	3,091	47,489
Total liabilities	25,885	89,591

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 38,448,592 shares issued and outstanding as of June 30, 2022 and 37,085,397 shares issued and outstanding as of December 31, 2021	4	4
Additional paid‑in capital	633,100	575,231
Accumulated deficit	(242,697)	(238,054)
Accumulated other comprehensive loss	(2,417)	(482)
Total stockholders’ equity	387,990	336,699
Total liabilities and stockholders’ equity	$413,875	$426,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$60,236	$3,848	$62,618	$7,114
Operating expenses:
Research and development	25,652	24,552	52,115	43,165
General and administrative	8,234	7,139	15,825	13,091
Total operating expenses	33,886	31,691	67,940	56,256
Income (loss) from operations	26,350	(27,843)	(5,322)	(49,142)
Other income:
Interest income, net	482	35	669	63
Other income (expense), net	11	(7)	12	(20)
Total other income, net	493	28	681	43
Income (loss) before provision for income taxes	26,843	(27,815)	(4,641)	(49,099)
Provision for income taxes	(2)	—	(2)	—
Net income (loss)	$26,841	$(27,815)	$(4,643)	$(49,099)

Net income (loss) per share, basic	$0.70	$(0.77)	$(0.12)	$(1.41)
Net income (loss) per share, diluted	$0.68	$(0.77)	$(0.12)	$(1.41)

Weighted average common shares outstanding, basic	38,244,547	36,179,085	37,692,049	34,863,056
Weighted average common shares outstanding, diluted	39,554,651	36,179,085	37,692,049	34,863,056

Comprehensive income (loss):
Net income (loss)	$26,841	$(27,815)	$(4,643)	$(49,099)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(625)	(4)	(1,935)	1
Total other comprehensive (loss) income	(625)	(4)	(1,935)	1
Comprehensive income (loss)	$26,216	$(27,819)	$(6,578)	$(49,098)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity‑based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Other comprehensive loss	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368
Equity‑based compensation expense	—	—	7,623	—	—	7,623
Vesting of restricted shares	3,681	—	—	—	—	—
Issuance of common shares upon stock option exercises	194,442	—	1,573	—	—	1,573
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Other comprehensive loss	—	—	—	—	(625)	(625)
Net income	—	—	—	26,841	—	26,841
Balance at June 30, 2022	38,448,592	$4	$633,100	$(242,697)	$(2,417)	$387,990

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity-based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common stock under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892
Equity-based compensation expense	—	—	5,308	—	—	5,308
Vesting of restricted shares	24,080	—	—	—	—	—
Issuance of common shares upon stock option exercises	122,156	—	1,577	—	—	1,577
Other comprehensive loss	—	—	—	—	(4)	(4)
Offering costs incurred	—	—	(49)	—	—	(49)
Net loss	—	—	—	(27,815)	—	(27,815)
Balance at June 30, 2021	36,277,511	$4	$539,536	$(191,611)	$(20)	$347,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,643)	$(49,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	508
Premium amortization and discount accretion on marketable securities	1,133	205
Equity‑based compensation	14,388	9,750
Loss on disposal of equipment	—	4
Change in operating assets and liabilities:
Accounts receivable	1,271	6,000
Prepaid expenses and other current assets	(89)	(57)
Other assets	(147)	35
Operating lease right-of-use assets	636	505
Accounts payable	(1,017)	1,376
Accrued expenses	(1,926)	(2,467)
Deferred revenue	(60,574)	(4,477)
Operating lease liabilities	(508)	(581)
Net cash used in operating activities	(50,965)	(38,298)
Cash flows from investing activities:
Purchases of marketable securities	(77,294)	(12,200)
Proceeds from maturities of marketable securities	54,550	106,000
Purchase of property and equipment	(52)	(205)
Net cash (used in) provided by investing activities	(22,796)	93,595
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	571	613
Proceeds from at-the-market offering, net of issuance costs	39,281	7,231
Proceeds from secondary offering, net of issuance costs	—	229,982
Proceeds from issuance of common shares upon stock option exercises	3,658	4,234
Net cash provided by financing activities	43,510	242,060
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,251)	297,357
Cash and cash equivalents and restricted cash, beginning of period	171,994	102,322
Cash and cash equivalents and restricted cash, end of period	$141,743	$399,679

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$248	$41
Amounts from exercise of stock options included in prepaid expenses and other current assets	$42	$—
Unpaid issuance costs for at-the-market offering included in accounts payable and accrued expenses	$71	$—

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
In July 2020, the Company entered into an Open Market Sale Agreement (the “Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the “Previous ATM”) under which the Company could offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Open Market Sale Agreement with Jefferies, establishing a new at-the-market offering program (the “New ATM”) with an aggregate offering amount of up to $150.0 million, also subject to a commission equal to 3.0% of gross sales proceeds from Placement Shares sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, referred to as Placement Shares, through Jefferies as its sales agent.
During the three months ended June 30, 2022, the Company issued and sold 1,000,000 shares under the New ATM for net proceeds of approximately $39.2 million after deducting offering commissions and expenses. As of June 30, 2022, the Company had approximately $97.2 million of common stock remaining available for sale under the New ATM.
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
On March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, United Kingdom (the "U.K."), to support Company functions outside of the United States.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc., Morphic Therapeutic UK Ltd, and a Massachusetts Security Corporation, organized in December 2019. All intercompany balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2022 and 2021.

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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K, except as described below.
As disclosed in Note 1, on March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, U.K., to support Company functions outside of the United States. The geographic location of all long-lived assets of the Company continues to be the United States.
The functional reporting currency of Morphic Therapeutic UK Ltd is the United States Dollar. Foreign currency remeasurement is included in other income (expense) in the Company's consolidated statement of operations.
Reclassification
Certain amounts have been reclassified for the six months ended June 30, 2021 in the current Form 10-Q to conform with current year presentation. As disclosed in Note 2 to the Company's 2021 Annual Report on Form 10-K, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. As the Company adopted Topic 842 in the annual period ended December 31, 2021 effective January 1, 2021, the Company reclassified certain amounts in the Company's cash flows from operating activities in the current Form 10-Q. Amounts for the six months ended June 30, 2021 from the change in deferred rent were reclassified as changes in operating lease right-of-use assets and changes in operating lease liabilities. There were no changes to total cash flows or to cash flows from operating activities, investing activities or financing activities as a result of this reclassification.
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
At June 30, 2022, investments include U.S. Treasury securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$140,807	$140,807	$—	$—
Marketable securities:
U.S. Treasury securities	64,708	—	64,708	—
Commercial paper	75,983	—	75,983	—
Corporate bonds	115,686	—	115,686	—
Total assets	$397,184	$140,807	$256,377	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$171,142	$171,142	$—	$—
Marketable securities:
U.S. Treasury securities	16,212	—	16,212	—
Commercial paper	99,898	—	99,898	—
Corporate bonds	120,591	—	120,591	—
Total assets	$407,843	$171,142	$236,701	$—
The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of June 30, 2022 and December 31, 2021. Marketable securities included in the tables above consist of U.S. Treasury securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of June 30, 2022 and December 31, 2021. The Company had no liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.
The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of June 30, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 2 years	$65,342	$—	$(634)	$64,708
Commercial paper	less than 1 year	75,985	—	(2)	75,983
Corporate bonds	within 2 years	117,442	—	(1,756)	115,686
Total marketable securities		$258,769	$—	$(2,392)	$256,377

	As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$16,224	$—	$(12)	$16,212
Commercial paper	less than 1 year	99,900	—	(2)	99,898
Corporate bonds	within 2 years	121,034	—	(443)	120,591
Total marketable securities		$237,158	$—	$(457)	$236,701
All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all available-for-sale securities as current assets.
The Company determined that there was no material change in the credit risk of the above investments during the three and six months ended June 30, 2022. As such, an allowance for credit losses was not recognized. As of June 30, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.3 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$141,183	$171,434	$399,404	$102,047
Restricted cash	560	560	275	275
Total cash, cash equivalents, and restricted cash	$141,743	$171,994	$399,679	$102,322
6.Accrued Expenses
At June 30, 2022 and December 31, 2021 accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related expenses	$3,664	$6,396
Research and development activities	4,768	4,268
Current portion of operating lease liability	1,431	1,211
Other expenses	1,484	963
Total	$11,347	$12,838

7.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company's stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company's non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the A&R 2019 Plan increased by 1.5 million shares in January 2022. As of June 30, 2022, there were a total of 1.7 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$6,825	$4,906	$12,785	$9,045
Restricted common stock	—	72	5	153
Restricted stock units	706	159	1,395	222
ESPP	92	171	203	330
Total	$7,623	$5,308	$14,388	$9,750
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$3,421	$2,542	$6,893	$4,807
General and administrative expense	4,202	2,766	7,495	4,943
Total	$7,623	$5,308	$14,388	$9,750
Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	4,781,565	$20.03
Granted	1,419,718	40.22
Exercised	(340,679)	10.86
Forfeited or expired	(378,865)	32.11
Outstanding as of June 30, 2022	5,481,739	$25.00
Options exercisable as of June 30, 2022	2,413,738	$17.84

Restricted Stock Units
The following table summarizes the restricted stock units activity during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2021	7,000	$57.73
Granted	289,870	44.12
Vested	(3,500)	57.73
Forfeited	(26,160)	44.75
Unvested restricted stock units as of June 30, 2022	267,210	$44.24
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2022.
9.Commitments and Contingencies
Guarantees and Indemnifications
The Company entered, and intends to continue to enter, into separate indemnification agreements with directors, officers, and certain other key employees, in addition to the indemnification provided for in the restated certificate of incorporation and restated bylaws, as amended. These agreements, among other things, require the Company to indemnify directors, officers, and certain other key employees for certain expenses, including attorneys' fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to the Company or any of its subsidiaries or any other company or enterprise to which these individuals provide services at the Company’s request. Subject to certain limitations, the indemnification agreements also require the Company to advance expenses incurred by directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.
The Company has standard indemnification arrangements in its leases for laboratory and office space that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or non-performance under the Company’s lease.
Through June 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.

10.Option and License Agreements
A detailed description of contractual terms and the Company’s accounting for agreements described below was included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022.
AbbVie Agreement
During the three and six months ended June 30, 2022 the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. In June 2022, AbbVie informed the Company that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, subject to a 180 day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by the Company and AbbVie.
The Company recognizes the $100.0 million up-front payment paid to the Company under the AbbVie Agreement as revenue as work is performed in proportion to the costs incurred. Upon receipt of notification of the exercise of the right to terminate the AbbVie Agreement, the Company concluded that there was a contract modification to an existing contract under ASC 606 because the notification of termination of the AbbVie Agreement resulted in a reduction in scope of the Company’s responsibilities for the three remaining research programs thereunder. The terms of the AbbVie Agreement termination notification did not include any additional promised goods or services. As a result of the notification from AbbVie, the Company recognized revenue of $57.7 million on a cumulative catch-up basis using an updated measure of progress towards satisfying the research and development services performance obligations thereunder. These research and development performance obligations will be completed through the effective date of the termination in December 2022.
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized	$58,441	$2,070	$59,250	$3,567
Costs incurred	188	1,847	601	3,168
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
As of June 30, 2022, as a result of recognizing $58.4 million of revenue during the current quarter, the Company had $1.2 million of remaining deferred revenue, which is classified as current deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of June 30, 2022.
Janssen Agreement
During the three and six months ended June 30, 2022, the Company continued to perform under its agreement with Janssen (the "Janssen Agreement"), pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
Under the terms of the Janssen Agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program, and Janssen paid the Company $5.0 million for the third research program commencement fee in February 2021. The Company expects to provide research services and recognize revenue under the Janssen Agreement through 2024.
In December 2021, Janssen informed the Company that it had decided not to exercise its options on the first two integrin targets, thus also discontinuing those two research programs. The Company has focused efforts on the third integrin research program which includes the potential development of integrin antibody activators.

The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Janssen Agreement during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reimbursement revenue	$1,034	$1,313	$2,042	$2,638
Upfront payment revenue	761	465	1,326	909
Total revenue recognized	$1,795	$1,778	$3,368	$3,547
Costs incurred	$873	$1,131	$1,728	$2,270
The Company had $1.0 million and $2.3 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, $6.3 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheet based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of June 30, 2022.
11.Net Income (Loss) per Share
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$26,841	$(27,815)	$(4,643)	$(49,099)
Weighted average common shares outstanding, basic	38,244,547	36,179,085	37,692,049	34,863,056
Net income (loss) per share, basic	$0.70	$(0.77)	$(0.12)	$(1.41)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$26,841	$(27,815)	$(4,643)	$(49,099)
Weighted average common shares outstanding, basic	38,244,547	36,179,085	37,692,049	34,863,056

Dilutive impact from:
Stock options	1,305,630	—	—	—
Restricted common stock and stock units	1,204	—	—	—
ESPP	3,270	—	—	—
Weighted average common shares outstanding, diluted	39,554,651	36,179,085	37,692,049	34,863,056

Net income (loss) per share, diluted	$0.68	$(0.77)	$(0.12)	$(1.41)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net income (loss) per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted common stock	—	48,719	—	48,719
Restricted stock units	260,050	51,473	267,210	51,473
Stock options	2,667,691	5,399,807	5,481,739	5,399,807
	2,927,741	5,499,999	5,748,949	5,499,999
In addition to the securities listed in the table above, as of June 30, 2022 the Company had reserved 1,155,630 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net income (loss) per share for the six months ended June 30, 2022.

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
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, is actively enrolling in the United States and Poland. The EMERALD-1 study is planned to enroll up to 35 patients with moderate to severe UC who will be treated with 100 mg BID (twice daily) at sites in the United States and Poland. The primary endpoint of the trial is the change in Robarts Histopathology Index (RHI), a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. We believe that we will achieve completion of the primary endpoint from the EMERALD-1 Phase 2a trial of MORF-057 in patients with moderate to severe UC in the third quarter of 2023. EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 is expected to begin in the fourth quarter of 2022. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025. We have positioned additional α4β7 small molecule development candidates for clinical studies in eosinophilic diseases. Given the progress achieved with MORF-057, we will pause and not advance an additional development candidate into clinical studies during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs.
In August 2020, AbbVie exercised its option under the AbbVie Agreement to license certain product candidates and now controls and is responsible for the development and commercialization of our αvβ6-specific integrin inhibitor program. In connection with the option exercise, AbbVie made a one-time $20.0 million payment to us. Under this license, AbbVie controls and is responsible for the development and commercialization of this program. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. In June 2022, AbbVie informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, subject to a 180-day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by us and AbbVie. We continue to advance additional discovery programs with AbbVie as a part of this collaboration through the effective date of the AbbVie Agreement’s termination.
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
Beyond these lead targets, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced near to or into lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in checkpoint refractory cancer models and continue our focus on advancing our αvβ8 program. We also have additional research stage programs ongoing against integrin targets in pulmonary arterial hypertension (PAH) and other therapeutic areas. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies with respect to an at-the-market offering program, or the New ATM, increasing the amount of Placement Shares, under the Original Agreement, which we may offer and sell, from time to time at its sole discretion, through Jefferies as sales agent, up to an aggregate offering amount of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended June 30, 2022, 1,000,000 shares were issued under the New ATM for net proceeds of $39.2 million, after deducting offering commissions and expenses. As of June 30, 2022, we had approximately $97.2 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through June 30, 2022, we raised an aggregate of approximately $741.3 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of $242.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
We have updated our current operating plan as a result of: the receipt of significant cash proceeds raised under the New ATM; the reduction in the scope of our partnered programs; a proactive pipeline prioritization and the implementation of increased operational efficiencies. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $397.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.
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
For each lead compound against a target under the AbbVie Agreement, we conduct research and development activities through the completion of IND-enabling studies, at which point AbbVie may pay a license fee of $20.0 million, on a target-by-target basis, to exercise its exclusive license option and assume responsibility for global development and commercialization. We are also eligible for clinical and commercial milestone payments and tiered royalties from high single digit to low teens on worldwide net sales for each licensed product. AbbVie has informed us that it does not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that has been observed in pre-clinical testing. Details about these observations are planned to be released in an upcoming scientific publication. As a result, we do not expect to receive additional payments for this program under the AbbVie Agreement. In June 2022, AbbVie informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, subject to a 180 day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by us and AbbVie.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$60,236	$3,848	$56,388	1,465%
Operating expenses:
Research and development	25,652	24,552	1,100	4%
General and administrative	8,234	7,139	1,095	15%
Total operating expenses	33,886	31,691	2,195	7%
Income (loss) from operations	26,350	(27,843)	54,193	(195)%
Other income:
Interest income, net	482	35	447	1,277%
Other income (expense), net	11	(7)	18	(257)%
Total other income, net	493	28	465	1,661%
Income (loss) before provision for income taxes	26,843	(27,815)	54,658	(197)%
Provision for income taxes	(2)	—	(2)	*
Net income (loss)	$26,841	$(27,815)	$54,656	(196)%

*Percentage not meaningful
Collaboration Revenue
The increase in collaboration revenue of $56.4 million is attributable to a reduction in the scope of the AbbVie Agreement. In Q2 2022, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement and recorded a cumulative catch-up to revenue based on AbbVie's notification of exercise of their option to terminate the AbbVie Agreement effective December 2022 or earlier if agreed to by us and AbbVie. Offsetting the increase in collaboration revenue is a decrease in collaboration revenue is attributable to the decreased activity under the Janssen Agreement. Commencing after Janssen informed us in December 2021 that they have decided not to exercise the options on the first two integrin targets identified under the Janssen Agreement, we have focused efforts on the third integrin research program thereunder. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $1.1 million, or 4%, from $24.6 million for the three months ended June 30, 2021 to $25.7 million for the three months ended June 30, 2022. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$8,548	$10,523	$(1,975)	(19)%
AbbVie Agreement programs	23	1,222	(1,199)	(98)%
Janssen Agreement programs	456	436	20	5%
αvβ8 Program	3,693	1,924	1,769	92%
Other early development candidates and unallocated costs	2,247	1,475	772	52%
Total external costs	14,967	15,580	(613)	(4)%
Internal costs:
Employee compensation and benefits	9,710	7,973	1,737	22%
Facility and other	975	999	(24)	(2)%
Total internal costs	10,685	8,972	1,713	19%
Total research and development expense	$25,652	$24,552	$1,100	4%
The changes in research and development expense were primarily attributable to the following:
•The $0.6 million decrease in external costs from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily related to a decrease in manufacturing costs incurred during the three months ended June 30, 2021 in advance of the commencement of the Phase 2 clinical studies for MORF-057 and decreases in activity under the AbbVie Agreement. These decreases were partially offset by an increase in development milestone fees due to our collaborators and an increase in expenditures associated with increases in activity to support our early development candidates, including αvβ8.
▪The $1.7 million increase in internal costs from the three months ended June 30, 2021 to the three months ended June 30, 2022 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.1 million, or 15%, from $7.1 million for the three months ended June 30, 2021 to $8.2 million for the three months ended June 30, 2022. The increase in general and administrative expense was primarily attributable to a $1.4 million increase in non-cash equity-based compensation expense, partially offset by a $0.2 million decrease in legal and audit fees and a $0.2 million decrease in personnel related state and local taxes.
Interest Income, Net
Interest income increased by $0.4 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$62,618	$7,114	$55,504	780%
Operating expenses:
Research and development	52,115	43,165	8,950	21%
General and administrative	15,825	13,091	2,734	21%
Total operating expenses	67,940	56,256	11,684	21%
Loss from operations	(5,322)	(49,142)	43,820	(89)%
Other income:
Interest income, net	669	63	606	962%
Other income (expense), net	12	(20)	32	(160)%
Total other income, net	681	43	638	1,484%
Loss before provision for income taxes	(4,641)	(49,099)	44,458	(91)%
Provision for income taxes	(2)	—	(2)	*
Net loss	$(4,643)	$(49,099)	$44,456	(91)%
*Percentage not meaningful
Collaboration Revenue
The increase in collaboration revenue of $55.5 million is attributable to a reduction in the scope of the AbbVie Agreement. In Q2 2022, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement and recorded a cumulative catch-up to revenue based on AbbVie's notification of exercise of their option to terminate the AbbVie Agreement effective December 2022 or earlier if agreed to by us and AbbVie. Offsetting the increase in collaboration revenue is a decrease in collaboration revenue is attributable to the decreased activity under the Janssen Agreement. Commencing after Janssen informed us in December 2021 that they have decided not to exercise the options on the first two integrin targets identified under the Janssen Agreement, we have focused efforts on the third integrin research program thereunder. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $9.0 million, or 21%, from $43.2 million for the six months ended June 30, 2021 to $52.1 million for the six months ended June 30, 2022. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$16,896	$15,746	$1,150	7%
AbbVie Agreement programs	133	1,921	(1,788)	(93)%
Janssen Agreement programs	910	854	56	7%
αvβ8 Program	7,514	3,387	4,127	122%
Other early development candidates and unallocated costs	4,634	3,512	1,122	32%
Total external costs	30,087	25,420	4,667	18%
Internal costs:
Employee compensation and benefits	19,967	15,678	4,289	27%
Facility and other	2,061	2,067	(6)	—%
Total internal costs	22,028	17,745	4,283	24%
Total research and development expense	$52,115	$43,165	$8,950	21%
The changes in research and development expense were primarily attributable to the following:
•The $4.7 million increase in external costs from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily related to clinical and other development activities to support our early development candidates, including αvβ8, as well as our Phase 2 clinical studies for MORF-057 and development milestone fees due to our collaborators. These increases were partially offset by a decrease in expenditures associated with the decreases in activity regarding the programs with AbbVie.
▪The $4.3 million increase in internal costs from the six months ended June 30, 2021 to the six months ended June 30, 2022 was primarily driven by an increase in headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $2.7 million, or 21%, from $13.1 million for the six months ended June 30, 2021 to $15.8 million for the six months ended June 30, 2022. The increase in general and administrative expense was primarily attributable to a $2.6 million increase in non-cash equity-based compensation expense.
Interest Income, Net
Interest income increased by $0.6 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2022, we raised an aggregate of approximately $741.3 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and follow-on equity offering, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$376	$292
Money market funds (included in cash equivalents)	140,807	171,142
Marketable securities	256,377	236,701
Total cash, cash equivalents and marketable securities	$397,560	$408,135
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(50,965)	$(38,298)
Net cash (used in) provided by investing activities	(22,796)	93,595
Net cash provided by financing activities	43,510	242,060
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30,251)	$297,357
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $51.0 million for the six months ended June 30, 2022 compared to $38.3 million in cash used in operating activities for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily driven by an $11.7 million increase in operating expenses and an increase in cash outflows from changes in operating assets and liabilities in 2022, offset by a decrease in non-cash items recorded as operating expenses.
Net Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $22.8 million for the six months ended June 30, 2022 compared to $93.6 million provided by investing activities for the six months ended June 30, 2021. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the six months ended June 30, 2022, cash used in investing activities primarily resulted from purchases of marketable securities exceeding maturities of marketable securities. During the six months ended June 30, 2021, cash provided by investing activities primarily resulted from proceeds from maturities of marketable securities which were reinvested in money market funds, classified as a cash equivalent.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $43.5 million for the six months ended June 30, 2022 resulted from $39.3 million in net proceeds received from sales of shares of common stock under the ATM Agreement and $4.2 million in proceeds received from the issuance of common shares under ESPP and stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2021 of $242.1 million primarily resulted from $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $7.2 million in net proceeds received from sales of shares of common stock under the ATM Agreement, and $4.8 million in proceeds received from issuance of common shares under ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.
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
•general economic conditions and trends, including inflation or fluctuating interest rates; and
•the cost of operating as a public company.
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
During the quarter ended June 30, 2022, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 24, 2022.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $5.0 million at June 30, 2022. As of June 30, 2022, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2021 to June 30, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Our executive officers, directors and certain of our stockholders and their affiliates beneficially own approximately 50% of our outstanding voting stock. As a result, these stockholders have substantial control over our company and their interests may not be aligned with the interests of our other stockholders.
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
In response to the COVID-19 pandemic, during 2020, 2021 and part of 2022 we limited our office access to only those employees completing laboratory-based tasks essential to the development efforts, and allowed other employees to work outside of our office with certain precautions in place that we believed would ensure our employees’ safety and well being. In early 2022, we reopened our office to all employees.

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
In the event of shelter-in-place orders or other mandated local travel restrictions or quarantines, and in particular if there are additional reclosures in locations where we do business, including with our collaborators, partners and contractors, our collaborators, partners and contractors conducting preclinical, clinical, research or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. In the first quarter of 2022, some of our partners and contractors operating in China faced temporary closures in compliance with local containment measures enacted in response to local COVID-19 resurgences. Furthermore, to the extent the pandemic is ongoing and there are outbreaks in the laboratory space or office space, we may be subject to risk of liability should any employee allege we failed to adequately mitigate the risk of exposure to COVID-19. The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.
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
As of June 30, 2022, we had 101 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we have initiated a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the six months ended June 30, 2022, we reported a net loss of $4.6 million. As of June 30, 2022, we had an accumulated deficit of approximately $242.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, the ongoing conflict in the Ukraine, inflation, rising interest rates or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of June 30, 2022, we had $397.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, AbbVie has informed us that it does not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that has been observed in pre-clinical testing. In June 2022, AbbVie informed us that they had decided to exercise their right to terminate the AbbVie Agreement for convenience, subject to a 180 day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by us and AbbVie.
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
Our α4β7 clinical program, initially under development for treatment of IBD, if approved would face competition from approved IBD treatments marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb Company, in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. Further, Takeda Pharmaceutical Company Ltd. currently markets Entyvio, which is an α4β7 monoclonal antibody to treat ulcerative colitis and Crohn’s disease. In addition, we are aware of IBD treatments in clinical development by AbbVie, Johnson & Johnson, Pfizer Inc., Gilead Sciences, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Boehringer Ingelheim, and Protagonist Therapeutics, Inc., in addition to other pharmaceutical companies.
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
We have entered into collaborations with AbbVie and Janssen to discover or develop certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. In both collaborations, we agreed to conduct research and development activities through the completion of IND-enabling studies, upon which AbbVie and Janssen can exercise their options to develop and commercialize a successful product candidate. We have derived substantially all of our revenue to date from these collaboration agreements, and we may derive a portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected. AbbVie has informed us that it does not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that has been observed in pre-clinical testing, and in June 2022, informed us that they had decided to exercise their right to terminate the AbbVie Agreement for convenience, subject to a 180 day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by us and AbbVie. In addition, in December 2021, Janssen informed us that they have decided not to exercise the options on the first two integrin targets under the Janssen Agreement, and we have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators.

In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful or are terminated, including the recent termination of the AbbVie Agreement, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.
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
Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, including the termination of the AbbVie Agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Under the terms of the Janssen Agreement, Janssen will assume responsibility for the manufacturing for licensed products. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 pandemic, we may be unable to secure the supply of product candidates required for our preclinical studies.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2022, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. In July 2021, President Biden issued an executive order supporting the importation of drugs from Canada as an effort to reduce prescription drug costs, requesting that the Department of Health and Human Services develop a plan to address drug pricing by the end of the summer of 2021 and encouraging the Federal Trade Commission to use its rulemaking authority to combat unfair anticompetitive conduct related to the introduction of generic drugs and biosimilars to the market.
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
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19, the ongoing conflict in the Ukraine, inflation and rising interest rates.
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
Based on the beneficial ownership of our common stock as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Amended and Restated 2019 Equity Incentive Plan				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

MORPHIC HOLDING, INC.

August 3, 2022	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
August 3, 2022		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

August 3, 2022	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)