Form 10-Q
period 2022-09-30
Morphic Holding, Inc.
filed 2022-11-02
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2022 was 38,552,521.

Page

Part I—Financial Information	2
Item 1—Condensed Consolidated Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	3
Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, June 30 and September 30, 2022 and three months ended March 31, June 30 and September 30, 2021	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures about Market Risk	27
Item 4—Controls and Procedures	27

Part II—Other Information	28
Item 1—Legal Proceedings	28
Item 1A—Risk Factors	29
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3—Defaults Upon Senior Securities	77
Item 4—Mine Safety Disclosures	77
Item 5—Other Information	77
Item 6—Exhibits	77
Signatures	78

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$84,961	$171,434
Marketable securities	286,799	236,701
Accounts receivable	662	2,307
Prepaid expenses and other current assets	9,988	7,892
Total current assets	382,410	418,334
Operating lease right-of-use assets	3,845	4,806
Property and equipment, net	2,170	2,583
Restricted cash	560	560
Other assets	196	7
Total assets	$389,181	$426,290

Liabilities
Current liabilities:
Accounts payable	$4,367	$4,798
Accrued expenses	10,874	12,838
Deferred revenue, current portion	3,345	20,628
Total current liabilities	18,586	38,264

Long-term liabilities:
Operating lease liability, net of current portion	2,730	3,838
Deferred revenue, net of current portion	2,804	47,489
Total liabilities	24,120	89,591

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 38,532,370 shares issued and outstanding as of September 30, 2022 and 37,085,397 shares issued and outstanding as of December 31, 2021	4	4
Additional paid‑in capital	641,872	575,231
Accumulated deficit	(272,718)	(238,054)
Accumulated other comprehensive loss	(4,097)	(482)
Total stockholders’ equity	365,061	336,699
Total liabilities and stockholders’ equity	$389,181	$426,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$2,055	$3,124	$64,673	$10,238
Operating expenses:
Research and development	25,245	20,966	77,360	64,131
General and administrative	8,303	7,276	24,128	20,367
Total operating expenses	33,548	28,242	101,488	84,498
Loss from operations	(31,493)	(25,118)	(36,815)	(74,260)
Other income:
Interest income, net	1,657	77	2,326	140
Other expense, net	(156)	—	(144)	(20)
Total other income, net	1,501	77	2,182	120
Loss before provision for income taxes	(29,992)	(25,041)	(34,633)	(74,140)
Provision for income taxes	(29)	—	(31)	—
Net loss	$(30,021)	$(25,041)	$(34,664)	$(74,140)

Net loss per share, basic and diluted	$(0.78)	$(0.69)	$(0.91)	$(2.09)

Weighted average common shares outstanding, basic and diluted	38,490,910	36,547,222	37,961,262	35,392,153

Comprehensive loss:
Net loss	$(30,021)	$(25,041)	$(34,664)	$(74,140)
Other comprehensive loss:
Unrealized holding losses on marketable securities, net of tax	(1,680)	(73)	(3,615)	(72)
Total other comprehensive loss	(1,680)	(73)	(3,615)	(72)
Comprehensive loss	$(31,701)	$(25,114)	$(38,279)	$(74,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity‑based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Unrealized holding losses on marketable securities	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368
Equity‑based compensation expense	—	—	7,623	—	—	7,623
Vesting of restricted shares	3,681	—	—	—	—	—
Issuance of common shares upon stock option exercises	194,442	—	1,573	—	—	1,573
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Unrealized holding losses on marketable securities	—	—	—	—	(625)	(625)
Net income	—	—	—	26,841	—	26,841
Balance at June 30, 2022	38,448,592	$4	$633,100	$(242,697)	$(2,417)	$387,990
Equity‑based compensation expense	—	—	7,537	—	—	7,537
Issuance of common shares upon stock option exercises	70,352	—	921	—	—	921
Issuance of common stock under the Employee Stock Purchase Plan	13,426	—	314	—	—	314
Unrealized holding losses on marketable securities	—	—	—	—	(1,680)	(1,680)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at September 30, 2022	38,532,370	$4	$641,872	$(272,718)	$(4,097)	$365,061

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity-based compensation expense	—	—	4,442	—	—	4,442
Vesting of restricted shares	46,893	—	—	—	—	—
Issuance of common shares upon stock option exercises	279,431	—	2,657	—	—	2,657
Issuance of common stock under the Employee Stock Purchase Plan	26,561	—	613	—	—	613
Issuance of common shares through at-the-market offering, net of issuance costs of $0.2 million	240,704	—	7,231	—	—	7,231
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	230,030	—	—	230,031
Unrealized holding gains on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(21,284)	—	(21,284)
Balance at March 31, 2021	36,131,275	$4	$532,700	$(163,796)	$(16)	$368,892
Equity-based compensation expense	—	—	5,308	—	—	5,308
Vesting of restricted shares	24,080	—	—	—	—	—
Issuance of common shares upon stock option exercises	122,156	—	1,577	—	—	1,577
Unrealized holding losses on marketable securities	—	—	—	—	(4)	(4)
Offering costs incurred	—	—	(49)	—	—	(49)
Net loss	—	—	—	(27,815)	—	(27,815)
Balance at June 30, 2021	36,277,511	$4	$539,536	$(191,611)	$(20)	$347,909
Equity‑based compensation expense	—	—	5,791	—	—	5,791
Vesting of restricted shares	34,204	—	—	—	—	—
Issuance of common shares upon stock option exercises	273,624	—	3,683	—	—	3,683
Issuance of common stock under the Employee Stock Purchase Plan	9,002	—	482	—	—	482
Issuance of common shares through at-the-market offering, net of issuance costs of $0.9 million	298,070	—	17,414	—	—	17,414
Unrealized holding losses on marketable securities	—	—	—	—	(73)	(73)
Net loss	—	—	—	(25,041)	—	(25,041)
Balance at September 30, 2021	36,892,411	$4	$566,906	$(216,652)	$(93)	$350,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,664)	$(74,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	754
Premium amortization and discount accretion on marketable securities	1,137	531
Equity‑based compensation	21,925	15,541
Loss on sale of marketable securities	154	—
Loss on disposal of equipment	—	4
Change in operating assets and liabilities:
Accounts receivable	1,645	4,696
Prepaid expenses and other current assets	(2,031)	(1,353)
Other assets	(189)	51
Operating lease right-of-use assets	961	785
Accounts payable	(519)	(842)
Accrued expenses	(2,215)	(1,743)
Deferred revenue	(61,968)	(6,295)
Operating lease liabilities	(857)	(865)
Net cash used in operating activities	(75,859)	(62,876)
Cash flows from investing activities:
Purchases of marketable securities	(235,773)	(223,803)
Proceeds from maturities of marketable securities	173,623	106,000
Proceeds from sale of marketable securities	7,146	—
Purchase of property and equipment	(301)	(563)
Net cash used in investing activities	(55,305)	(118,366)
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	885	1,095
Proceeds from at-the-market offering, net of issuance costs	39,250	24,645
Proceeds from secondary offering, net of issuance costs	—	229,982
Proceeds from issuance of common shares upon stock option exercises	4,556	7,917
Net cash provided by financing activities	44,691	263,639
Net (decrease) increase in cash, cash equivalents and restricted cash	(86,473)	82,397
Cash and cash equivalents and restricted cash, beginning of period	171,994	102,322
Cash and cash equivalents and restricted cash, end of period	$85,521	$184,719

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$48	$173
Amounts from exercise of stock options included in prepaid expenses and other current assets	$65	$—
Unpaid issuance costs for at-the-market offering included in accounts payable and accrued expenses	$40	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,434

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
During the nine months ended September 30, 2022, the Company issued and sold 1,000,000 shares under the New ATM for net proceeds of approximately $39.2 million after deducting offering commissions and expenses. As of September 30, 2022, the Company had approximately $97.2 million of common stock remaining available for sale under the New ATM.
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
On March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, United Kingdom (the “U.K.”), to support Company functions outside of the United States.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2022 and 2021.

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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K, except as described below.
As disclosed in Note 1, on March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, U.K., to support Company functions outside of the United States. The geographic location of all long-lived assets of the Company continues to be the United States.
The functional reporting currency of Morphic Therapeutic UK Ltd is the United States Dollar. Foreign currency remeasurement is included in other income (expense) in the Company's consolidated statements of operations.
Reclassification
Certain amounts have been reclassified for the nine months ended September 30, 2021 in the current Form 10-Q to conform with current year presentation. As disclosed in Note 2 to the Company's 2021 Annual Report on Form 10-K, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. As the Company adopted Topic 842 in the annual period ended December 31, 2021 effective January 1, 2021, the Company reclassified certain amounts in the Company's cash flows from operating activities in the current Form 10-Q. Amounts for the nine months ended September 30, 2021 from the change in deferred rent were reclassified as changes in operating lease right-of-use assets and changes in operating lease liabilities. There were no changes to total cash flows or to cash flows from operating activities, investing activities or financing activities as a result of this reclassification.
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
At September 30, 2022, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$84,314	$44,484	$39,830	$—
Marketable securities:
U.S. Treasury securities	177,220	—	177,220	—
U.S. government-sponsored enterprise securities	9,919	—	9,919	—
Commercial paper	9,767	—	9,767	—
Corporate bonds	89,893	—	89,893	—
Total assets	$371,113	$44,484	$326,629	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$171,142	$171,142	$—	$—
Marketable securities:
U.S. Treasury securities	16,212	—	16,212	—
Commercial paper	99,898	—	99,898	—
Corporate bonds	120,591	—	120,591	—
Total assets	$407,843	$171,142	$236,701	$—
Cash equivalents consist of money market funds and U.S. Treasury securities as of September 30, 2022 and money market funds as of December 31, 2021. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2022 and December 31, 2021. The U.S. Treasury securities included in cash equivalents as of September 30, 2022 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of September 30, 2022 and December 31, 2021. The Company had no liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.
The Company believes that the carrying amounts of the Company’s consolidated financial instruments, including prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of September 30, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 2 years	$179,332	$—	$(2,112)	$177,220
U.S. government-sponsored enterprise securities	within 2 years	10,000	—	(81)	9,919
Commercial paper	less than 1 year	9,767	—	—	9,767
Corporate bonds	within 2 years	91,772	—	(1,879)	89,893
Total marketable securities		$290,871	$—	$(4,072)	$286,799

	As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$16,224	$—	$(12)	$16,212
Commercial paper	less than 1 year	99,900	—	(2)	99,898
Corporate bonds	within 2 years	121,034	—	(443)	120,591
Total marketable securities		$237,158	$—	$(457)	$236,701
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
The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2022. As such, an allowance for credit losses was not recognized. As of September 30, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.2 million as of September 30, 2022 and December 31, 2021.
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

	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$84,961	$171,434	$184,159	$102,047
Restricted cash	560	560	560	275
Total cash, cash equivalents, and restricted cash	$85,521	$171,994	$184,719	$102,322
6.Accrued Expenses
At September 30, 2022 and December 31, 2021 accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related expenses	$4,645	$6,396
Research and development activities	3,985	4,268
Current portion of operating lease liability	1,462	1,211
Other expenses	782	963
Total	$10,874	$12,838

7.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company's stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company's non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the A&R 2019 Plan increased by 1.5 million shares in January 2022. As of September 30, 2022, there were a total of 1.7 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$6,674	$5,403	$19,459	$14,448
Restricted common stock	—	71	5	224
Restricted stock units	756	163	2,151	385
Employee Stock Purchase Plan	107	154	310	484
Total	$7,537	$5,791	$21,925	$15,541
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$3,423	$2,599	$10,316	$7,406
General and administrative expense	4,114	3,192	11,609	8,135
Total	$7,537	$5,791	$21,925	$15,541
Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	4,781,565	$20.03
Granted	1,470,368	39.94
Exercised	(411,031)	11.24
Forfeited or expired	(441,934)	33.35
Outstanding as of September 30, 2022	5,398,968	$25.04
Options exercisable as of September 30, 2022	2,704,979	$18.64

Restricted Stock Units
The following table summarizes the restricted stock units activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2021	7,000	$57.73
Granted	291,970	43.98
Vested	(3,500)	57.73
Forfeited	(32,200)	44.75
Unvested restricted stock units as of September 30, 2022	263,270	$44.07
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2022.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Act”) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s condensed consolidated financial statements.
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
Through September 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
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
AbbVie Agreement
During the three and nine months ended September 30, 2022 the Company continued to perform under its agreement with AbbVie, (the “AbbVie Agreement”) pursuant to which the Company recognizes revenues in proportion to the costs incurred. In June 2022, AbbVie informed the Company that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, subject to a 180 day notification period. The AbbVie Agreement will terminate effective December 2022 or earlier if agreed to by the Company and AbbVie.
The Company recognizes the $100.0 million up-front payment paid to the Company under the AbbVie Agreement as revenue as work is performed in proportion to the costs incurred. Upon receipt of notification of the exercise of the right to terminate the AbbVie Agreement, the Company concluded that there was a contract modification to an existing contract under ASC 606 because the notification of termination of the AbbVie Agreement resulted in a reduction in scope of the Company’s responsibilities for the three remaining research programs thereunder. The terms of the AbbVie Agreement termination notification did not include any additional promised goods or services. As a result of the notification from AbbVie, the Company recognized revenue of $57.7 million on a cumulative catch-up basis during the three months ended June 30, 2022 using an updated measure of progress towards satisfying the research and development services performance obligations thereunder. These research and development performance obligations will be completed through the effective date of the termination in December 2022.
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized	$890	$1,476	$60,140	$5,043
Costs incurred	30	1,206	631	4,374
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
As of September 30, 2022, the Company had $0.4 million of remaining deferred revenue, which is classified as current deferred revenue in the accompanying condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the aggregate amount of the transaction price allocated to the performance obligations that are partially unsatisfied as of September 30, 2022.
Janssen Agreement
During the three and nine months ended September 30, 2022, the Company continued to perform under its agreement with Janssen (the “Janssen Agreement”), pursuant to which the Company recognizes revenue in proportion to the costs incurred to date.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Janssen Agreement during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reimbursement revenue	$662	$1,276	$2,704	$3,914
Upfront payment revenue	503	372	1,829	1,281
Total revenue recognized	$1,165	$1,648	$4,533	$5,195
Costs incurred	$530	$1,118	$2,258	$3,388
The Company had $0.7 million and $2.3 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, $5.8 million of deferred revenue is classified as either current or long-term deferred revenue in the accompanying condensed consolidated balance sheet based on the period over which the revenue is expected to be recognized. This deferred revenue balance represents the portion of the upfront payment received allocated to the performance obligations that are partially unsatisfied as of September 30, 2022.
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(30,021)	$(25,041)	$(34,664)	$(74,140)
Weighted average common shares outstanding, basic and diluted	38,490,910	36,547,222	37,961,262	35,392,153
Net loss per share, basic and diluted	$(0.78)	$(0.69)	$(0.91)	$(2.09)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three and Nine Months Ended September 30,
	2022	2021
Restricted common stock	—	24,393
Restricted stock units	263,270	41,095
Stock options	5,398,968	5,086,495
	5,662,238	5,151,983

In addition to the securities listed in the table above, as of September 30, 2022 the Company had reserved 1,142,204 shares of common stock for sale under the Company’s Employee Stock Purchase Plan (the “ESPP”), which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three and nine months ended September 30, 2022.

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
In the MORF-057 Phase 1 study, subjects receiving MORF-057 at 200 mg BID twice daily demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo. At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key pharmacodynamic measures. All doses were well tolerated, no safety signals were identified, and a favorable pharmacokinetic profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies.
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additional patients that were undergoing screening at the time the study completed enrollment are eligible to enter the study if they meet the study criteria. Enrollment of an exploratory cohort of up to ten patients who have previously failed treatment with advanced UC therapies is ongoing. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID (twice daily) at sites in the United States and Poland. The primary endpoint of the trial is the change in Robarts Histopathology Index (RHI), a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. We expect that primary endpoint data from the main cohort of the EMERALD-1 Phase 2a trial of MORF-057 in patients with moderate to severe UC will report in the second quarter of 2023. EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 is expected to begin in the fourth quarter of 2022. Patients enrolled in the EMERALD-2 study will be randomized to receive one of three active arms or a placebo arm: 100 mg BID (twice daily), 200 mg BID, and a QD (once daily) arm, or a placebo arm which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the modified Mayo score at 12 weeks. The secondary endpoints will include the change in RHI, pharmacokinetic and pharmacodynamic measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025. Given the progress achieved with MORF-057, we will pause and not advance a second generation development candidate into clinical studies during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs. We have positioned additional next generation α4β7 small molecule development candidates for clinical studies in eosinophilic diseases.
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
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies with respect to an at-the-market offering program, or the New ATM, increasing the amount of Placement Shares, under the Original Agreement, which we may offer and sell, from time to time at its sole discretion, through Jefferies as sales agent, up to an aggregate offering amount of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended September 30, 2022, 1,000,000 shares were issued under the New ATM for net proceeds of $39.2 million, after deducting offering commissions and expenses. As of September 30, 2022, we had approximately $97.2 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 10 of the accompanying consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through September 30, 2022, we raised an aggregate of approximately $742.4 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of $272.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
We have updated our current operating plan as a result of: the receipt of significant cash proceeds raised under the New ATM; the reduction in the scope of our partnered programs; a proactive pipeline prioritization and the implementation of increased operational efficiencies. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $371.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.
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
•expenses incurred under agreements with contract research organizations (“CROs”) and investigative sites that conduct our clinical trials;
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$2,055	$3,124	$(1,069)	(34)%
Operating expenses:
Research and development	25,245	20,966	4,279	20%
General and administrative	8,303	7,276	1,027	14%
Total operating expenses	33,548	28,242	5,306	19%
Loss from operations	(31,493)	(25,118)	(6,375)	25%
Other income:
Interest income, net	1,657	77	1,580	2,052%
Other expense, net	(156)	—	(156)	*
Total other income, net	1,501	77	1,424	1,849%
Loss before provision for income taxes	(29,992)	(25,041)	(4,951)	20%
Provision for income taxes	(29)	—	(29)	*
Net loss	$(30,021)	$(25,041)	$(4,980)	20%

*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $1.1 million is attributable to a decrease in activity under the AbbVie Agreement and the Janssen Agreement. In Q2 2022, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement based on AbbVie's notification of exercise of their option to terminate the AbbVie Agreement effective December 2022 or earlier if agreed to by us and AbbVie. Commencing after Janssen informed us in December 2021 that they have decided not to exercise the options on the first two integrin targets identified under the Janssen Agreement, we have focused efforts on the third integrin research program thereunder. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $4.3 million, or 20%, from $21.0 million for the three months ended September 30, 2021 to $25.2 million for the three months ended September 30, 2022. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$9,245	$7,200	$2,045	28%
αvβ8 Program	3,038	2,407	631	26%
Janssen Agreement programs	180	525	(345)	(66)%
AbbVie Agreement programs	22	597	(575)	(96)%
Other early development candidates and unallocated costs	2,356	1,161	1,195	103%
Total external costs	14,841	11,890	2,951	25%
Internal costs:
Employee compensation and benefits	9,422	8,071	1,351	17%
Facility and other	982	1,005	(23)	(2)%
Total internal costs	10,404	9,076	1,328	15%
Total research and development expense	$25,245	$20,966	$4,279	20%
The changes in research and development expense were primarily attributable to the following:
•The $3.0 million increase in external costs from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by decreases in activity under the AbbVie Agreement and the Janssen Agreement.
▪The $1.3 million increase in internal costs from the three months ended September 30, 2021 to the three months ended September 30, 2022 was primarily driven by an increase in headcount and non-cash equity-based compensation expense to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.0 million, or 14%, from $7.3 million for the three months ended September 30, 2021 to $8.3 million for the three months ended September 30, 2022. The increase in general and administrative expense was primarily attributable to a $0.9 million increase in non-cash equity-based compensation expense and a $0.5 million increase in legal expenses related to regulatory and patent costs, partially offset by a $0.3 million decrease in consulting expenses, a $0.1 million decrease in corporate insurance expense and a $0.1 million decrease in other professional services fees.
Interest Income, Net
Interest income increased by $1.6 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$64,673	$10,238	$54,435	532%
Operating expenses:
Research and development	77,360	64,131	13,229	21%
General and administrative	24,128	20,367	3,761	18%
Total operating expenses	101,488	84,498	16,990	20%
Loss from operations	(36,815)	(74,260)	37,445	(50)%
Other income:
Interest income, net	2,326	140	2,186	1,561%
Other expense, net	(144)	(20)	(124)	620%
Total other income, net	2,182	120	2,062	1,718%
Loss before provision for income taxes	(34,633)	(74,140)	39,507	(53)%
Provision for income taxes	(31)	—	(31)	*
Net loss	$(34,664)	$(74,140)	$39,476	(53)%
*Percentage not meaningful
Collaboration Revenue
The increase in collaboration revenue of $54.4 million is attributable to a reduction in the scope of the AbbVie Agreement. In Q2 2022, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement and recorded a cumulative catch-up to revenue based on AbbVie's notification of exercise of their option to terminate the AbbVie Agreement effective December 2022 or earlier if agreed to by us and AbbVie. Offsetting the increase in collaboration revenue is a decrease in collaboration revenue is attributable to the decreased activity under the Janssen Agreement. Commencing after Janssen informed us in December 2021 that they have decided not to exercise the options on the first two integrin targets identified under the Janssen Agreement, we have focused efforts on the third integrin research program thereunder. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations.
Research and Development Expenses
Research and development expense increased by $13.2 million, or 21%, from $64.1 million for the nine months ended September 30, 2021 to $77.4 million for the nine months ended September 30, 2022. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$26,141	$22,946	$3,195	14%
αvβ8 Program	10,552	5,794	4,758	82%
Janssen Agreement programs	1,090	1,378	(288)	(21)%
AbbVie Agreement programs	155	2,518	(2,363)	(94)%
Other early development candidates and unallocated costs	6,990	4,673	2,317	50%
Total external costs	44,928	37,309	7,619	20%
Internal costs:
Employee compensation and benefits	29,389	23,749	5,640	24%
Facility and other	3,043	3,073	(30)	(1)%
Total internal costs	32,432	26,822	5,610	21%
Total research and development expense	$77,360	$64,131	$13,229	21%
The changes in research and development expense were primarily attributable to the following:
•The $7.6 million increase in external costs from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057 and development milestone fees due to our collaborators as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by decreases in activity under the AbbVie Agreement and the Janssen Agreement.
▪The $5.6 million increase in internal costs from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was primarily driven by an increase in headcount and non-cash equity-based compensation expense to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $3.8 million, or 18%, from $20.4 million for the nine months ended September 30, 2021 to $24.1 million for the nine months ended September 30, 2022. The increase in general and administrative expense was primarily attributable to a $3.5 million increase in non-cash equity-based compensation expense, a $0.3 million increase in personnel costs and a $0.3 million increase in professional services fees, corporate insurance expense and IT system costs, partially offset by a $0.3 million decrease in consulting expenses.
Interest Income, Net
Interest income increased by $2.2 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2022, we raised an aggregate of approximately $742.4 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and follow-on equity offering, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in thousands)
Cash	$647	$292
Cash equivalents	84,314	171,142
Marketable securities	286,799	236,701
Total cash, cash equivalents and marketable securities	$371,760	$408,135
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(75,859)	$(62,876)
Net cash used in investing activities	(55,305)	(118,366)
Net cash provided by financing activities	44,691	263,639
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86,473)	$82,397
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $75.9 million for the nine months ended September 30, 2022 compared to $62.9 million in cash used in operating activities for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily driven by an $17.0 million increase in operating expenses and an increase in cash outflows from changes in operating assets and liabilities in 2022, offset by an increase in non-cash items recorded as operating expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities was $55.3 million for the nine months ended September 30, 2022 compared to $118.4 million used in investing activities for the nine months ended September 30, 2021. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the nine months ended September 30, 2022, cash used in investing activities primarily resulted from purchases of marketable securities exceeding maturities and sales of marketable securities. During the nine months ended September 30, 2021, the increase in cash used in investing activities was due to an increase in investments in marketable securities with proceeds from the underwritten public offering completed in March 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $44.7 million for the nine months ended September 30, 2022 resulted from $39.2 million in net proceeds received from sales of shares of common stock under the ATM and $5.4 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2021 of $263.6 million primarily resulted from $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $24.6 million in net proceeds received from sales of shares of common stock under the ATM, and $9.0 million in proceeds received from issuance of common shares under the ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, including, but not limited to, as a result of COVID-19, the ongoing conflict in the Ukraine, inflation, or rising interest rates, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.
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
•general economic conditions and trends, including inflation, rising interest rates, and the ongoing labor shortage; and
•the cost of operating as a public company.
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
During the quarter ended September 30, 2022, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 24, 2022.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $4.6 million at September 30, 2022. As of September 30, 2022, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2021 to September 30, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We currently have collaborations with AbbVie and Janssen, from which we have derived a substantial portion of our revenue and such revenue is expected to decrease in the future.
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

We have implemented appropriate safety measures, including increased sanitation standards. We have also suspended any requirement for an employee to obtain a doctor’s note to be absent from or return to the workplace, and are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If a number of our “essential” employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
As of September 30, 2022, we had 103 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers and we have initiated a Phase 2 program initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the nine months ended September 30, 2022, we reported a net loss of $34.7 million. As of September 30, 2022, we had an accumulated deficit of approximately $272.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and regulatory approval for our product candidates due to the impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, the ongoing conflict in the Ukraine, inflation, rising interest rates, the ongoing labor shortage or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of September 30, 2022, we had $371.8 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic, increase in inflation, rising interest rates, the ongoing labor shortage, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2022, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19, the ongoing conflict in the Ukraine, inflation, rising interest rates, and the ongoing labor shortage.

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
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic among other factors. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:
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
•natural disasters and other calamities, including global pandemics, such as COVID-19; and
•general economic, industry and market conditions, including inflation, rising interest rates, and the ongoing labor shortage.
In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation, rising interest rates, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto, that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock. In addition, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.
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
Based on the beneficial ownership of our common stock as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

MORPHIC HOLDING, INC.

November 2, 2022	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
November 2, 2022		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

November 2, 2022	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)