Form 10-K
period 2022-12-31
Morphic Holding, Inc.
filed 2023-02-23
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for as reported on The Nasdaq Global Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $559,358,817.
The number of shares outstanding of the registrant’s Common Stock as of February 21, 2023 was 39,534,138.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS.
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.

The MORF-057 Phase 1 study included single ascending dose, or SAD, multiple ascending dose, or MAD, and food effect, or FE, cohorts evaluating MORF-057 safety, pharmacokinetics, or PK, and pharmacodynamics, or PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily, or BID, doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
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
α4β7 receptor occupancy (RO) increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
In an additional MORF-057 Phase 1 study, subjects were dosed up to 200 mg twice daily (BID) and those receiving MORF-057 at 100 BID or 200 mg BID demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo. At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key PD measures. All doses were well tolerated, no safety signals were identified, and a favorable PK profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies.
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. Enrollment of an exploratory cohort of up to ten patients who have previously failed treatment with vedolizumab is ongoing. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial is the change in Robarts Histopathology Index (RHI), a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. We expect that primary endpoint data from the main cohort of the EMERALD-1 Phase 2a trial of MORF-057 in patients with moderate to severe UC will report in the second quarter of 2023. EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 began dosing patients in November 2022. Patients enrolled in the EMERALD-2 study are randomized to receive one of three active arms or a placebo arm: 100 mg BID, 200 mg BID, and a QD (once daily) arm, or a placebo arm which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the modified Mayo score at 12 weeks. The secondary endpoints will include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025. Given the progress achieved with MORF-057, we paused a second-generation development candidate at the pre-IND stage during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.

In June 2022 we reported that our collaboration with AbbVie Biotechnology, Ltd., or AbbVie, which was entered into in October 2018, or the AbbVie Agreement had been terminated for convenience. The subject of this collaboration was selective oral αvβ6-specific integrin inhibitors we had developed for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis, or IPF, and additional indications under our collaboration with AbbVie. In August 2020, AbbVie exercised an option to license our αvβ6-specific integrin inhibitor program and made a one-time $20.0 million payment to us. AbbVie informed us that it did not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target αvβ6-mediated safety signal that has been observed in pre-clinical testing, the details of which were published in the Society for Toxicology journal in December 2022. The AbbVie Agreement terminated effective December 2022, and as a result we will not receive any additional payments thereunder.

In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, or the Janssen Agreement. In February 2021 Janssen paid us $5.0 million to commence work on a third research program to discover antibody activators against a specific integrin target. In December 2021, Janssen informed us that they had decided not to exercise the options on the first two integrin targets and focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The first two integrin targets were returned to us due to a lack of target validation in the specific disease of Janssen's interest. In January 2023, we received notice from Janssen that they had elected to terminate the agreement. The termination will be effective within 60 days of January 13, 2023, and as a result we do not expect to receive any additional payments under the Janssen Agreement except for potential nominal amounts related to research services completed in 2023 prior to termination.
Beyond our lead target, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced near to or into the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in checkpoint refractory cancer models and we are continuing our focus on advancing our αvβ8 program. We also have additional research stage programs ongoing against fibronectin integrin targets in pulmonary hypertensive diseases including pulmonary arterial hypertension (PAH) and other therapeutic areas. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
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
We have assembled an experienced management team, board of directors and scientific advisory board with specialized expertise in integrin therapies. They collectively bring extensive experience in discovering, developing and commercializing therapeutics, having worked at companies such as ArQule, Inc., Biogen Inc., Cubist Pharmaceuticals, Inc., Johnson & Johnson, Pfizer Inc., Pharmacia Corporation, Takeda Pharmaceutical Company Limited and Theravance Biopharma, Inc.
From inception through December 31, 2022, we have raised an aggregate of approximately $743.0 million in gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
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
Our Focus — Integrin Receptors
Integrins are the only receptors in the human body that use both intracellular and extracellular ligands to transmit signals both from the inside of the cell to the outside of the cell and from the outside of the cell to the inside of the cell. Reciprocally, these states are regulated by tensile forces transmitted through integrins when they bind to extracellular ligands and the intracellular cytoskeleton. This bi-directional signaling ability allows integrins to affect virtually every aspect of cell and organ homeostasis. Consequently, the dysregulation of integrin signaling is associated with many human diseases including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer.
Integrin receptors are evolutionarily conserved. Integrins exist as paired combinations of 18 α and eight β subunits, and there are 24 known heterodimers. These pairings give integrins their unique abilities to recognize their ligands and modulate cellular function in specific ways. Integrins are subdivided into those on leukocytes, and those that recognize RGD-peptide, collagen and laminin ligands. They regulate numerous aspects of cell biology and physiology including leukocyte trafficking, activation of platelets and leukocytes, activation of growth factors such as TGF-β, cell adhesion to the basement membrane and extracellular matrix, and retention or adhesion strengthening of cells within tissues. This diverse set of functions makes them actionable targets across a broad range of human diseases based on preclinical modeling or clinical establishment. The figure below summarizes the 24-member integrin family and areas of clinical relevance:

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
According to Global Data, these autoimmune therapies were estimated to have achieved combined annual sales in their respective 2021 fiscal years of approximately $7.2 billion.
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

Integrin Model
We believe that our discovery platform enables us to be the only company working across the entire 24-member integrin target family. Our MInT Platform consists of these unique capabilities:
•Proprietary ability to determine integrin structures. Using our protein constructs, cell lines and know-how, we have elucidated over 500 proprietary structures for clinically important targets across the integrin class.
•A computationally enabled product candidate design engine. We have built a library of over 16,500 optimized compounds using sophisticated medicinal and computational chemistry capabilities and biological assays for each integrin that allows us to tune highly potent and selective integrin inhibitors and activators into product candidates for preclinical and clinical development. Our ability to generate product candidates from our tunable product engine is significantly accelerated by our exclusive computational collaboration with Schrödinger, which uses advanced physics-based modeling and machine learning to create superior oral drug candidates. We have recently expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins.
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
Our understanding of the mechanism of integrin receptor activity, modulated by complex conformations and signaling, is unique and allows us to discover both inhibitors and activators across the integrin receptor target family. Our capability has been validated by our advancement of α4β7, αvβ8 and other integrin programs. Our MInT Platform consists of three major components:
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

Proprietary ability to determine integrin structures
We believe that an understanding of protein crystal structures enables more effective product candidate design. Integrins are difficult to characterize structurally because they are composed of many flexible domains and interdomain linkers (see Figure 1). Our unique position of integrin structural knowledge and cell lines, and access to crystal structures for half of the integrin targets, proprietary protein reagents and knowhow has allowed us to elucidate over 500 proprietary structures for clinically important targets. Our novel approach is based on combining our deep understanding of structural biology and how integrin protein conformation regulates function in disease. An example of this is in our α4β7 program where the crystal structure of the drug binding site enables the design of novel ligands that bind at the interface of the α and β subunits (Figure 2). This critical information at the molecular level directs our research to unlock the potential of this family of receptors and develop small molecules for targeting specific conformations of the integrin receptors.

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

Tunable product candidate design engine
Proprietary Chemistry: We have significant know-how in the development of molecules that stabilize specific integrin receptor conformations, which supports our novel approach to the identification of oral integrin inhibitors. Today, our small molecule chemical library, which continues to grow, contains over 16,500 uniquely designed integrin modulators (inhibitors and activators), and our drug design technology leverages our proprietary understanding of integrin target dynamics. When coupled with our deep understanding of the molecular mode of action of specific integrins, we believe we can design appropriate chemotypes for each integrin function. Further optimization of library compounds, combined with excellence in medicinal chemistry, enables the identification of potent, selective oral small molecule product candidates.

Exclusive Schrödinger Computational Chemistry Collaboration: We have a collaboration with Schrödinger, a leader in chemical simulation and in silico drug discovery, that is exclusive as to integrins. We believe this collaboration enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational technologies. Our collaboration with Schrödinger enables us to design molecules with atomic precision utilizing advanced structure-guided drug design technology. We have recently expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins.

Our In Vitro Integrin Assay Panels: To identify novel inhibitors that stabilize disease-relevant receptor conformations, we have established a suite of robust in vitro assays that cover each of the integrin family members. These proprietary in-house screening assays enable biochemical and functional characterization of potency and selectivity within the integrin family, serving as powerful tools in different stages of the drug design process.
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
Background on Inflammatory Bowel Diseases
IBD comprises several autoimmune and immune-mediated conditions characterized by chronic inflammation of the gastrointestinal tract. In ulcerative colitis, inflammation is limited to the lining of the colon, whereas in Crohn’s disease, inflammation can segmentally affect any part of the gastrointestinal tract and extend through the entire thickness of the bowel wall. Symptoms of these conditions include persistent diarrhea, abdominal pain, rectal bleeding, weight loss, and fatigue. Approved biologic medications for moderate-severe IBD have a primary induction non-response rate of up to 30 percent, and up to 45 percent of patients lose response over time; as such even newer agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. According to the Crohn’s and Colitis Foundation, there were approximately 1.7 million people living with IBD in the United States.
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
Translational biomarkers such as receptor occupancy, or RO, have been validated as a PD marker in preclinical studies and early clinical trials of vedolizumab. When a product candidate binds to α4β7, it occupies the integrin ligand binding site and interferes with the ability of MAdCAM to bind and contribute to immune cell accumulation into the inflamed gut tissue. An assay that measures binding of the product candidate to α4β7 in lymphocytes in circulating blood is termed a blood based α4β7 RO assay. Free α4β7 and α4β1 signal intensities were inhibited by increasing concentrations of MORF-057. The results in Figure 5 also show that MORF-057 is highly potent and selective for α4β7. The RO assay exhibits almost identical performance between healthy subjects and UC patients.

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
Clinical Development Overview
Phase 1
In September 2020, we announced the initiation of a healthy volunteer Phase 1 clinical trial, with SAD, FE and MAD cohorts to evaluate the safety and PK profile of multiple doses of MORF-057.
In March 2021, we announced preliminary results from the Phase 1 SAD clinical trial of MORF-057 demonstrating that MORF-057 was well tolerated in all dose cohorts ranging from 25 mg to 400 mg, achieved greater than 95% mean receptor occupancy of α4β7 integrin at the three highest dose levels, and demonstrated the potential to saturate the α4β7 receptor with oral administration.

In July 2021, after completion of the MAD and food effect portions of the MORF-057 clinical program, we reported the full data set from the Phase 1 clinical trial at the European Crohn’s and Colitis Organisation (ECCO) 2021 Virtual Congress. The full MORF-057 Phase 1 study included SAD, MAD and FE cohorts evaluating MORF-057 safety, PK, and PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily (BID) doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
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
In the MORF-057 Phase 1 study, subjects receiving MORF-057 at 200 mg BID twice daily demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo (Figure 7). At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key pharmacodynamic measures. All doses were well tolerated, no safety signals were identified, and a favorable pharmacokinetic profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies. The full Phase 1 data set strongly supported the progression of MORF-057 into Phase 2 studies.
Figure 7: Lymphocyte subset populations were measured using multi-color flow cytometry. Subjects receiving MORF-057 at 100 mg BID and 200 mg BID demonstrated statistically significant increases in circulating lymphocyte subsets, consistent with mechanistic expectations.

Phase 2 EMERALD Program in IBD
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. Enrollment of an exploratory cohort of up to ten patients who have previously failed treatment with vedolizumab is ongoing. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID (twice daily) at sites in the United States and Poland. The primary endpoint of the trial is the change in Robarts Histopathology Index (RHI), a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. We expect that primary endpoint data from the main cohort of the EMERALD-1 Phase 2a trial of MORF-057 in patients with moderate to severe UC will report in the second quarter of 2023.
Figure 8. EMERALD-1 Phase 2 trial design

EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 began in November 2022. Patients enrolled in the EMERALD-2 study will be randomized to receive one of three active arms or a placebo arm: 100 mg BID (twice daily), 200 mg BID, and a QD (once daily) arm, or a placebo arm which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the modified Mayo score at 12 weeks. The secondary endpoints will include the change in RHI, pharmacokinetic and pharmacodynamic measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025.

FIGURE 9. EMREALD-2 Phase 2b trial design

Based on the progress achieved with MORF-057, we paused a second-generation α4β7 development candidate in the pre-IND stage during 2022, to focus on the advancement of MORF-057 through Phase 2 clinical programs. However, we continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.

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
αvβ8 Integrin inhibitor program for myelofibrosis and immuno-oncology
We have advanced our αvβ8 integrin inhibitor through preclinical development for the treatment of myelofibrosis and solid tumors. Based on the development path and commercial tractability of myelofibrosis, we have prioritized our αvβ8 inhibitor program in myelofibrosis over our immune-oncology program in solid tumors as we await clinical and competitive landscape developments from external αvβ8-targeted programs in immune-oncology.
Integrin αvβ8 mediates cell type specific and tissue localized activation of TGF-β1/3 which is a regulator in the myelofibrotic pathway. This program is in preclinical development.
Myelofibrosis (MF) is a subtype of myeloproliferative neoplasm (MPN), a group of hematologic malignancies manifested with the overproduction of blood cells (erythrocytes, leukocytes, or platelets). Three MPN subtypes have been identified: polycythemia vera (PV), essential thrombocythemia (ET), and primary myelofibrosis (PMF). PV or ET can progress into myelofibrosis (post-PV MF and post-ET MF, respectively). Constitutive activation of JAK-STAT signaling plays a central role in the pathogenesis of MF. Progression from the early stage MPN to MF is associated with the accumulative expansion of aberrant hematopoietic stem cells (HSCs), carrying somatic mutations acquired decades before disease manifestation. Phenotypic mutations in the JAK2, CALR, and MPL genes are associated with most cases of MF. MF is characterized by cytopenias, burdensome symptoms, splenomegaly, progressive bone marrow (BM) fibrosis, and extramedullary hematopoiesis as a response to profibrotic changes and cytokine abnormalities in the BM niche. The overall survival (OS) is poor, typically between 5-7 years on average.

The rationale for αVβ8 inhibition in MF is based on its role in TGFβ activation. Inhibition blocks αvβ8 -mediated TGF-β1 and TGF-β3 activation, to enable tissue-specific and localized inhibition of TGF-β signaling. TGF-β likely plays a critical role in the pathogenesis of myeloproliferative neoplasms and myelofibrosis (MF) progression. It’s upregulated in MF patients, promoting collagen deposition and bone marrow fibrosis, hallmarks of MF. It is reported to have a direct effect on megakaryopoiesis, inhibiting megakaryocyte maturation and platelet production. Additionally, it promotes dormancy of normal but not MF hematopoietic stem cells. Inhibiting the TGF-β signaling pathway in MF is expected to decrease the fibrogenic stimuli leading to MF and concomitantly restore megakaryocyte maturation and normal hematopoiesis by increasing the number of wild-type but not mutated progenitor cells. αVβ8 antagonism provides the benefit of isoform-selective TGF-β1 and 3 inhibition to avoid global inhibition of TGF-β signaling and prevent adverse toxicities, including cardiovascular, and pro-neoplastic. αVβ8 is expressed on cell types related to MF pathogenesis, being a key mediator of TGF-β activation in the bone marrow. Thus, the αVβ8 inhibitor allows for local and cell-type-specific suppression of TGF-β signaling, within the pathogenic niche. The only approved therapies are JAK inhibitors that do not report any improvement in fibrosis, erythrocytes, and platelets.
TGF-β is also a key regulator of inflammation and immunity that plays a crucial role in tumor formation, progression, and metastasis. In the tumor microenvironment (TME) TGF-β is upregulated, allowing cancer cells to escape immune surveillance, impeding the immune system from mounting an anticancer response. TGF-β overexpression is linked to poor clinical outcomes and checkpoint resistance. In agreement, TGF-β inhibition was shown to enhance the efficacy of immune-checkpoint inhibitors by facilitating T cell anti-tumor immunity in animal models. Currently, multiple clinical trials by others that combine checkpoint inhibitor blockade and TGF-β inhibition are ongoing against various solid tumors. However, TGF-β plays important homeostatic roles across tissues and broad inhibitors of the pathway have encountered safety issues in the clinic.
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
Efficacy has been established in a number of syngeneic murine tumor models. For example, in an immune-excluded model of breast cancer (EMT6), a Morphic small molecule inhibitor reversed insensitivity to immune checkpoint blockade (ICB; Figure 10). Significant improvements in tumor burden and survival were accompanied by increased T cell infiltrates and evidence for reduced tumor tolerance. Inhibition of integrin αvβ8 in combination with low dose radiation induces antitumor effects in an advanced immune checkpoint blockade refractory tumor model (Figure 11). These results suggest that an orally administered αvβ8 targeted inhibitor has the potential to modulate anti-tumor immune response by acting across the immunologic synapse.
Figure 10: Efficacy in the EMT6 syngeneic murine model of breast cancer following dosing days 6 through 27 following tumor implantations. The panel on the left shows that the combination causes a greater reduction in tumor volume than vehicle or single agents. The panel on the right shows that animals treated with the combination survive longer than vehicle or single agents.

Figure 11: (1A) Effect of combination therapy with low dose radiation (small animal radiation research platform (SARRP) at 5 Gray (Gy) on the day of staging (day 10)), PD-1 mAb (10 mg/kg twice weekly for 2 weeks) and αvβ8mAb (7 mg/kg three times weekly for 3 weeks) measured by tumor burden. 5Gy+PD-1 and 5Gy+αvβ8 has a minimal effect on tumor growth inhibition showing slight improvement relative to radiation alone (5Gy+IgG). Addition of αvβ8 antagonism (5Gy+αvβ8+PD-1) improves anti-tumor responses leading to CR in 8 of 10 mice. (1B) Kaplan-Meier Curve presenting time to progression. 5Gy+IgG improved survival over monotherapy with either αvβ8 or PD-1 mAb. 5Gy+αvβ8+PD-1 resulted in profound improvement of the survival over all other treatment conditions.
Integrin inhibitor program for pulmonary hypertensive diseases
Inhibition of fibronectin integrins has been shown in preclinical studies to drive multiple key independent processes in hypertensive diseases including reversal of pulmonary vasculature remodeling, prevention of right ventricular fibrosis and improvement of cardiomyocyte metabolic efficiency.

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

Expression of fibronectin binding integrins is significantly increased in distal pulmonary arteries, pulmonary artery smooth muscle cells and the right ventricle from PAH patients. In addition, increased expression was found in monocrotaline (MCT) and pulmonary artery banding (PAB) rats. Pharmacological inhibition of fibronectin binding integrin in vitro decreased PAH pulmonary artery smooth muscle cells proliferation and resistance to apoptosis which were associated with a decreased activation of integrin downstream signaling pathways. In cardiomyocytes and human right ventricular fibroblasts, inhibition of these integrins decreased hypertrophy and right ventricular fibroblasts activation and proliferation. Inhibition of fibronectin binding integrins improved vascular remodeling and right ventricular function in vivo as assessed by echocardiography and right heart catheterization in MCT rats with established PAH. Broad-spectrum integrin inhibition resulted in improvements in vascular remodeling and RV failure, suggesting that integrins play an important role in the pathophysiology of PAH (Figure 12). This understanding of fibronectin binding integrins is guiding Morphic in the identification of which integrins are important in PAH pathophysiology and translating those results into approaches for clinical development.

Figure 12: Pharmacological inhibition of fibronectin binding integrins with a broad-spectrum integrin small molecule inhibitor (SMi) with and without standard of care (SOC) reverses PAH in MCT-rat model with established PAH. The use of combination SOC and SMi preserves RV function.

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
License Agreements
AbbVie Agreement
In October 2018, we entered into a research and development collaboration with AbbVie designed to advance a number of our oral integrin therapeutics, including our αvβ6–specific integrin program, for fibrosis-related indications.

AbbVie subsequently informed us that they did not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target/ αvβ6-mediated safety signal that was observed in pre-clinical testing, the details of which were published in the Society for Toxicology journal in December 2022. In June 2022, AbbVie informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022, and as a result we will not receive any additional payments under the AbbVie Agreement.
Janssen Agreement
In February 2019, we entered into an agreement with Janssen, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen collaboration focused on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us.
In January 2023, Janssen informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience, subject to a 60 day notification period. The Janssen Agreement will terminate effective March 2023 or earlier if agreed to by us and Janssen.
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
In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins.
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
As of December 31, 2022, we solely owned various issued patents and pending patent applications with respect to compositions of matter and methods of use for treating therapeutic indications related to the α4β7 integrins in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. The expected expiration dates for the patents (or patent applications if granted) directed to our α4β7 program compounds are between 2039 and 2041 plus any extensions or adjustments of term available under national law.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved in the United States or Europe. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Protagonist Therapeutics, Inc., Gilead Sciences, Inc., and EA Pharma Co. LTD, as well as therapies with different mechanisms of action in clinical development by AbbVie, Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, and Bristol-Myers Squibb, in addition to other pharmaceutical companies.
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of myelofibrosis and solid tumors. Currently approved myelofibrosis therapies include the oral JAK inhibitors Jakafi (ruxolitinib), marketed by Incyte Corp and Novartis International AG, Inrebic (fedratinib), marketed by Bristol-Myers Squibb, and Vonjo (pacritinib), marketed by CTI Biopharma Corp. We are aware of myelofibrosis therapies in clinical development by GSK plc., MorphoSys AG, Incyte Corp, Geron Corporation, AbbVie, and Bristol-Myers Squibb. There are currently no approved αvβ8 inhibitors for any indication. We are aware of an anti-αvβ8 monoclonal antibody in clinical development for the treatment of solid tumors by Pfizer, Inc. In addition, we are aware of preclinical stage anti-αvβ8 monoclonal antibody programs for solid tumors from Venn Therapeutics and Corbus Pharmaceuticals Holdings, Inc., and a small molecule program from Pliant Therapeutics. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway for the treatment of solid tumors in development by Novartis International AG, AbbVie, Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.
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
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
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
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3,200,000 for Fiscal Year 2023, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, currently exceeding $390,000 for each prescription product for Fiscal Year 2023. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.
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
Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis.
The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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
Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians, physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The first reports were due in 2014 and must be submitted on an annual basis. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. These proposals recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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

Human Capital
Employees
As of December 31, 2022, we had 102 full-time employees. Of these employees, 43 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Safety
The safety, health and wellness of our employees is a top priority. We continue to monitor developments regarding health pandemics or other concerns, including COVID-19, and will implement any safety protocols that may become necessary in the future.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
Summary of Risk Factors
The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:
•We are a clinical stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have a history of significant losses and expect to continue to incur significant losses for the foreseeable future.
•We will need substantial additional funds to advance development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.
•Our product candidates are in early stages of development and may fail in development or suffer delays that materially adversely affect their commercial viability. If we or our collaborators are unable to complete development of, or commercialize, our product candidates or experience significant delays in doing so, our business will be materially harmed.
•Our current and future clinical trials or those of any collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•We have historically entered into collaborations and may, in the future, seek to enter into collaborations with third parties for the discovery and development of our therapeutic candidates. If our future collaborators cease development efforts under collaboration agreements, or if those agreements are terminated, the collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under the agreements.
•We and/or our collaborators may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
•Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
•Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
•We face competition from entities that have developed or may develop product candidates for autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
•Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders.

•The exclusive forum provision in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Risks Relating to our Business and Operations
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.
As of December 31, 2022, we had 102 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of Praveen P. Tipirneni, M.D., our chief executive officer, as well as other members of our management team, and other key employees and advisors. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, and personnel involved with crystallization of integrins in particular, because of the highly technical nature of our product candidates and technologies related to our MInT Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
We conduct our operations at our facility in Waltham, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate at and success with which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize and/or promote our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates in a foreign market before we receive regulatory approval from the applicable regulatory authority in that foreign market, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.
Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
When we conduct clinical trials of our product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in increased difficulty enrolling participants in clinical trials, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize and products that we may develop, and a decline in our stock price. We currently maintain general liability insurance with coverage up to $10.0 million. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from cyber incidents such as third parties getting access to employee accounts using stolen or inferred credentials, computer viruses, phishing attacks, ransomware attacks, spamming, malware, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, and attempts to gain unauthorized access to computer systems and networks. Our internal information technology systems and infrastructure is also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
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
Our research and development activities include the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in Waltham, Massachusetts that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. Although we believe that our procedures for storing, handling and disposing such materials in our facilities comply with the standards mandated by applicable regulations and guidelines, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance, this insurance may not provide adequate coverage against potential liabilities resulting from our employees’ use of these materials, in connection with which we may incur significant costs and expenses. We also may incur substantial costs to comply with, and substantial fines or penalties if we violate, applicable laws and regulations related to health and human safety and the use, manufacture, storage, handling, and disposal of hazardous chemicals and materials.
Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by extreme weather events or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our current operations are concentrated in Waltham, Massachusetts. Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition such as a hurricane or heavy snowstorm, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to our facilities or the manufacturing facilities of our third-party contract manufacturers may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurs that prevents us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify the existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot assure you that such insurance coverage will be sufficient to satisfy any damages and losses we may experience. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate for any reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2022, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $$180.3 million and $191.5 million, respectively, which begin to expire in 2037. As of December 31, 2022, we also had available tax credit carryforwards for federal and state income tax purposes of $12.6 million and $5.7 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Internal Revenue Code (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382 of the Code. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception or that may occur in the future could result in such an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes at the state level, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) Tax Act eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures, however, we have no assurance that the provision will be repealed or otherwise modified.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We have initiated a Phase 2 program for MORF-057, initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the fiscal year ended December 31, 2022, we reported a net loss of $59.0 million. As of December 31, 2022, we had an accumulated deficit of approximately $297.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidate for our α4β7 program, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of any future revenue, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. As of December 31, 2022, we had $348.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities, along with the $100.0 million raised in our private issuance of common stock and pre-funded warrants in February 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic, increase in inflation, rising interest rates, the ongoing labor shortage, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.
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
We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, AbbVie informed us that it did not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that was observed in pre-clinical testing, and subsequently exercised its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022.
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
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. As is common for early trials, we may examine a number of efficacy measures without accounting for multiplicity, and positive results in early clinical trials, including nominally statistically significant results, may not be replicated in future trials with a different design or in other future trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including differences in trial procedures set forth in protocols, including endpoints, differences in the size and characteristics of the patient populations, differences in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.
Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim and preliminary or topline data from our anticipated clinical trials. Data from prespecified interim analyses from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim and preliminary or topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved in the United States or Europe. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Protagonist Therapeutics, Inc., Gilead Sciences, Inc, and EA Pharma Co. LTD, as well as therapies with different mechanisms of action in clinical development by AbbVie, Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, and Bristol-Myers Squibb, in addition to other pharmaceutical companies.
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of myelofibrosis and solid tumors. Currently approved myelofibrosis therapies include the oral JAK inhibitors Jakafi (ruxolitinib), marketed by Incyte Corp and Novartis International AG, Inrebic (fedratinib), marketed by Bristol-Myers Squibb, and Vonjo (pacritinib), marketed by CTI Biopharma Corp. We are aware of myelofibrosis therapies in clinical development by GSK plc., MorphoSys AG, Incyte Corp, Geron Corporation, AbbVie, and Bristol-Myers Squibb. There are currently no approved αvβ8 inhibitors for any indication. We are aware of an anti-αvβ8 monoclonal antibody in clinical development for the treatment of solid tumors by Pfizer, Inc. In addition, we are aware of preclinical stage anti-αvβ8 monoclonal antibody programs for solid tumors from Venn Therapeutics and Corbus Pharmaceuticals Holdings, Inc., and a small molecule program from Pliant Therapeutics. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway for the treatment of solid tumors in development by Novartis International AG, AbbVie, Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.
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
If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates that are approved, we may not be successful in commercializing such product candidates and may not be able to generate any revenue.
We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which would be expensive and time consuming and would require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.
With respect to the commercialization of our product candidates that obtain regulatory approval, if any, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.
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
In the event that any future collaborator or supplier becomes unable or unwilling to supply their products on commercially reasonable terms or at all, we would need to identify alternatives for accessing such products. Additionally, should the supply of products of any collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source a supply of any alternative therapy, or are unable to do so on commercially reasonable terms, our business, results of operations and financial condition may be adversely affected.

Risks Related to Our Reliance on Third Parties
We have historically entered into collaborations and may, in the future, seek to enter into collaborations with third parties for the discovery and development of our therapeutic candidates. If our future collaborators cease development efforts under collaboration agreements, or if those agreements are terminated, the collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under the agreements.
We have in the past and may in the future seek to enter into collaboration agreements with third parties for the discovery or development of certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. We have derived substantially all of our revenue to date from collaboration agreements with third parties, and we may derive a portion of our future revenue from collaboration agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, or if our collaborations are otherwise not successful, revenue and cash resources from milestone payments under any collaboration agreements that we may enter into will be substantially less than expected. AbbVie informed us that it did not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that was observed in pre-clinical testing, and in June 2022, informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022. In addition, in December 2021, Janssen informed us that it had decided not to exercise the options on the first two integrin targets under the Janssen Agreement due to a lack of target validation in the specific disease of Janssen’s interest and, in January 2023, informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience and we have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The Janssen Agreement will terminate effective March 2023 or earlier if agreed to by us and Janssen.
In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful or are terminated, including the recent termination of the AbbVie Agreement and the Janssen Agreement, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.
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
Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, including the termination of the AbbVie Agreement and the Janssen Agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Because we currently rely on Schrödinger for a substantial portion of our discovery capabilities, if Schrödinger experiences delays in performance of or fails to perform its obligations under the Schrödinger Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates the Schrödinger Agreement, our pipeline of product candidates would be adversely affected. Schrödinger may also fail to properly maintain or defend the intellectual property we have licensed from them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, either party has the right to terminate the collaboration pursuant to the terms of the Schrödinger Agreement. If our collaboration with Schrödinger is terminated, especially during our discovery phase, the development of our product candidates would be materially delayed or harmed.
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

We may engage in strategic transactions, including collaboration agreements, that could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as collaboration agreements, acquisitions of companies, asset purchases and out or in licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into collaboration agreements with third parties, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future strategic partners. Our collaborators may consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.
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
We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers or suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted, including as a result of the COVID-19 pandemic or global supply chain disruptions, we may be unable to secure the supply of product candidates required for our preclinical studies.
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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, epidemics or pandemics such as the COVID-19 pandemic, or global supply chain disruptions. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
For example, the U.K. formally left the European Union, or EU, on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which has been approved by the UK Parliament, European Council and European Parliament.. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of the U.K. and EU pharmaceutical regulations. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (England, Wales and Scotland). At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). While the regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.
We, or our third-party contract research organizations, face risks related to health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic, which could significantly disrupt our operations.
Our business could be adversely impacted by the effects of the COVID-19 pandemic or other epidemics or pandemics. If there are closures or other restrictions in the places where we or our manufacturers and suppliers operate, we may experience disruptions to our operations. We have in the past and may in the future experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemics or outbreaks occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has in the past and may in the future experience disruptions, including in connection with temporary office closures and suspension of services by our suppliers, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.
The manufacturing of our molecules is complex and our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2022, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Oral integrin therapies in fibrosis and inflammatory bowel disease or other disease areas are a relatively new scientific field. We have applied for and have obtained a license from a third party on an exclusive basis to U.S. patent filings related to our MInT Platform. Other pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, and manufacture of small-molecule integrin inhibitor-based and other therapeutics.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We cannot assure you that subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once granted. For example, although currently under review by the U.S. Supreme Court, in the case Amgen v. Sanofi, the Federal Circuit held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held broad antibody and chimeric antigen receptor claims supported by few examples invalid for lack of written description. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways, particularly with respect to pharmaceutical patent protection, that would weaken our ability to obtain new patents or to enforce our or our licensors’ or collaborators’ existing patents and patents that we might obtain in the future.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy.
There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The Tax Act, among other things, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such efforts to repeal, replace, amend or invalidate the ACA or its implementing regulations, or portions thereof, and the healthcare reform measures of the Biden administration will impact the ACA or our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, will remain in effect through 2031. Moreover, the American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products.
Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act, or IRA, until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.
Recently, healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The full economic impact of the IRA is unknown at this time, but the law’s passage may affect the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments of countries in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:
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
•state privacy laws and regulations, such as those of California Virginia, Colorado, Connecticut and Utah that impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, in June 2018, California enacted the California Consumer Privacy Act, which became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, which modified the CCPA and created additional obligations beginning on January 1, 2022, gives California residents expanded rights to access and delete their personal information, restrict processing of sensitive personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer;
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
As part of our business strategy, we may seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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
Tax reform legislation, which was signed into law on December 22, 2017, reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. This may further limit the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.
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
The collection and use of personal health data in the EU is governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. The GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. On November 10, 2020, the European Data Protection Board issued recommendations on the additional safeguards required for standard contractual clauses to be valid. It is possible that the ability to transfer personal data from the European Union to the United States will be restricted. We and many other companies may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States and other third-party countries. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. The U.K. enacted the Data Protection Act 2018 to directly enforce the GDPR.
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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion, deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies upon our delivery of a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible to predict the number of shares that will be ultimately issued, if any, pursuant to the sales agreement. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
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
Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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

Item 1B. Unresolved Staff Comments
None.
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
Our common stock is traded on the Nasdaq Global Market under the symbol “MORF”. Trading of our common stock commenced on June 26, 2019, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of February 21, 2023, there were 16 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.
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
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration, or FDA. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
The MORF-057 Phase 1 study included SAD, MAD, and FE, cohorts evaluating MORF-057 safety, pharmacokinetics, or PK, and pharmacodynamics, or PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily, or BID, doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons
MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. A slight reduction in exposure without effect on trough concentrations was observed upon administration with a high fat meal in the FE study. The results suggest food intake has no impact on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.
α4β7 RO increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
In an additional MORF-057 Phase 1 study, subjects were dosed up to 200 mg twice daily (BID) and those receiving MORF-057 at 100 BID or 200 mg BID demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo. At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key PD measures. All doses were well tolerated, no safety signals were identified, and a favorable PK profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies.
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. Enrollment of an exploratory cohort of up to ten patients who have previously failed treatment with vedolizumab is ongoing. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial is the change in RHI, a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures including α4β7 receptor occupancy and lymphocyte subset trafficking. We expect that primary endpoint data from the main cohort of the EMERALD-1 Phase 2a trial of MORF-057 in patients with moderate to severe UC will report in the second quarter of 2023. EMERALD-2 (MORF-057-202) which is a global Phase 2b randomized controlled trial of MORF-057 began dosing patients in November 2022. Patients enrolled in the EMERALD-2 study are randomized to receive one of three active arms or a placebo arm: 100 mg BID, 200 mg BID, and a QD (once daily) arm, or a placebo arm which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the modified Mayo score at 12 weeks. The secondary endpoints will include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025. Given the progress achieved with MORF-057, we paused a second-generation development candidate at the pre-IND stage during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
In June 2022 we have reported that our collaboration with AbbVie Biotechnology, Ltd., or AbbVie, which was entered into in October 2018, or the AbbVie Agreement, had been terminated for convenience. The subject of this collaboration was selective oral αvβ6-specific integrin inhibitors we had developed for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis, or IPF, and additional indications under our collaboration with AbbVie. In August 2020, AbbVie exercised an option to license our αvβ6-specific integrin inhibitor program and made a one-time $20.0 million payment to us. AbbVie informed us that it did not intend to advance any of our selective oral αvβ6-specific integrin inhibitors due to a suspected on-target αvβ6-mediated safety signal that has been observed in pre-clinical testing, the details of which were published in the Society for Toxicology journal in December 2022. The AbbVie Agreement terminated effective December 2022, and as a result we will not receive any additional payments thereunder.
In February 2019, we entered into an agreement with Janssen Pharmaceuticals, Inc., or Janssen, to develop novel integrin therapeutics, or the Janssen Agreement. In February 2021 Janssen paid us $5.0 million to commence work on a third research program to discover antibody activators against a specific integrin target. In December 2021, Janssen informed us that they had decided not to exercise the options on the first two integrin targets and focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The first two integrin targets were returned to us due to a lack of target validation in the specific disease of Janssen's interest. In January 2023, we received notice from Janssen that they had elected to terminate the agreement. The termination will be effective within 60 days of January 13, 2023, and as a result we do not expect to receive any additional payments under the Janssen Agreement except for potential nominal amounts related to research services completed in 2023 prior to termination.
Beyond our lead target, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced near to or into the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in checkpoint refractory cancer models and we are continuing our focus on advancing our αvβ8 program. We also have additional research stage programs ongoing against fibronectin integrin targets in pulmonary hypertensive diseases including pulmonary arterial hypertension (PAH) and other therapeutic areas. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original

Agreement with Jefferies, or the New ATM, to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the year ended December 31, 2022, 1,000,000 shares were issued under the New ATM for net proceeds of $39.2 million, after deducting offering commissions and expenses. As of December 31, 2022, we had approximately $97.2 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 12 of the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through December 31, 2022, we raised an aggregate of approximately $743.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $297.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $348.2 million. We believe that our existing cash, cash equivalents and marketable securities, along with the $100.0 million raised in our private issuance of common stock and pre-funded warrants in February 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.
Impact of the COVID-19 Pandemic
The ongoing COVID-19 pandemic continues to present public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The extent of the ongoing impact of COVID-19 including supply chain disruptions, as well as other economic conditions and trends including increases in consumer prices, inflation, the rise in interest rates and ongoing labor shortage, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the rise of variants that may be less responsive to existing vaccines, the impact on our clinical and preclinical studies, employee or industry events, and the effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Although we currently have not experienced much of an impact on our business, excluding minor changes to our development timelines, if there are closures or other restrictions in places where we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-K, the extent to which COVID-19 and other economic conditions and trends or geo-political actions, including the current armed conflict in Ukraine, may impact our financial condition, results of operations or guidance is uncertain and the effects thereof may not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic, general economic conditions and geo-political actions on our business.

Financial Operations Overview
Collaboration Revenue
We do not have any products approved for sale, and as a result, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future.
To date, all of our collaboration revenue has been derived from collaboration agreements with AbbVie and Janssen. Our collaborations with AbbVie and Janssen are now concluded, and prospectively we remain open to opportunistically evaluating and entering into strategic partnerships around certain therapeutic candidates, geographic markets or disease areas. We expect that our revenue, until we have a marketed product, will be derived primarily from payments under collaboration and license agreements that we may enter into in the future, if any.
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
In June 2022, AbbVie informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022.
Collaboration Revenue — Janssen
In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focused on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. In consideration for certain rights granted under the Janssen Agreement, during 2019 Janssen paid us an upfront commencement fee of $10.0 million for each of the first two research programs, and in February 2021 Janssen paid us an upfront commencement fee of $5.0 million for the third research program. In December 2021, Janssen informed us that it had decided not to exercise the options on the first two integrin targets which resulted in a reduction in scope of our responsibilities under the Janssen Agreement. In January 2023, Janssen informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience, subject to a 60 day notification period. The Janssen Agreement will terminate effective March 2023 or earlier if agreed to by us and Janssen.
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
•expenses incurred under agreements with contract research organizations, or CROs and investigative sites that conduct our clinical trials;
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
(Provision for) Benefit from Income Tax Expense
We record a provision or benefit for income taxes on pre-tax income or loss based on our effective tax rate for the year. For additional details about the current year tax provision, refer to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$70,808	$19,794	$51,014	258%
Operating expenses:
Research and development	102,062	87,789	14,273	16%
General and administrative	32,142	27,811	4,331	16%
Total operating expenses	134,204	115,600	18,604	16%
Loss from operations	(63,396)	(95,806)	32,410	(34)%
Other income:
Interest income, net	4,567	272	4,295	1,579%
Other expense	(145)	(8)	(137)	1,713%
Total other income, net	4,422	264	4,158	1,575%
Loss before benefit from income taxes	$(58,974)	$(95,542)	$36,568	(38)%
Provision for income taxes	(67)	—	(67)	—
Net loss	$(59,041)	$(95,542)	$36,501	(38)%
Collaboration Revenue
The increase in collaboration revenue of $51.0 million is attributable the conclusion of the AbbVie Agreement and reduction in the scope of the Janssen Agreement. In Q2 2022, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement and recorded a cumulative catch-up to revenue based on AbbVie's notification of exercise of their option to terminate the AbbVie Agreement effective December 2022. In Q4 2022, we decreased our estimates to complete the remaining performance obligations under the Janssen Agreement based on changes in expected effort and the timing of the research services for the third integrin research program.

Research and Development Expenses
Research and development expense increased by $14.3 million, or 16% from $87.8 million for the year ended December 31, 2021 to $102.1 million for the year ended December 31, 2022. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$37,826	$31,467	$6,359	20%
AbbVie Agreement programs	155	2,759	(2,604)	(94)%
Janssen Agreement programs	1,263	1,751	(488)	(28)%
αvβ8 Program	11,899	8,924	2,975	33%
Other early development candidates and unallocated costs	10,149	6,516	3,633	56%
Total external costs	61,292	51,417	9,875	19%
Internal costs:
Employee compensation and benefits	36,673	32,150	4,523	14%
Facility and other	4,097	4,222	(125)	(3)%
Total internal costs	40,770	36,372	4,398	12%
Total research and development expense	$102,062	$87,789	$14,273	16%
The changes in research and development expense were primarily attributable to the following:
•The $9.9 million increase in external costs from the year ended December 31, 2021 to the year ended December 31, 2022 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057 and development milestone fees due to our collaborators as well as other external research costs to support our early development candidates, including αvβ8. These increases were partially offset by decreases in activity under the AbbVie Agreement and the Janssen Agreement.
▪The $4.4 million increase in internal costs from the year ended December 31, 2021 to the year ended December 31, 2022 was primarily driven by an increase in non-cash equity-based compensation expense, subscriptions and executive searches to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $4.3 million, or 16%, from $27.8 million for the year ended December 31, 2021 to $32.1 million for the year ended December 31, 2022. The increase in general and administrative expense was primarily attributable to a $4.2 million increase in non-cash equity-based compensation expense and a $0.8 million increase in legal and patent costs, partially offset by $0.5 million and $0.2 million decreases in consulting expenses and audit and tax fees, respectively.
Interest Income, Net
Interest income increased by $4.3 million due to an increase in yields earned on cash equivalents and marketable securities and an increase in invested marketable securities during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
Collaboration revenue	$19,794	$44,945	$(25,151)	(56)%
Operating expenses:
Research and development	87,789	73,630	14,159	19%
General and administrative	27,811	18,495	9,316	50%
Total operating expenses	115,600	92,125	23,475	25%
Loss from operations	(95,806)	(47,180)	(48,626)	103%
Other income:
Interest income, net	272	1,630	(1,358)	(83)%
Other expense	(8)	(19)	11	(58)%
Total other income, net	264	1,611	(1,347)	(84)%
Loss before benefit from income taxes	$(95,542)	$(45,569)	$(49,973)	110%
Benefit from income taxes	—	570	(570)	(100)%
Net loss	$(95,542)	$(44,999)	$(50,543)	112%
Collaboration Revenue
The increase in collaboration revenue of $25.2 million is primarily attributable to a decrease in activity under the AbbVie Agreement. In the prior year period, AbbVie exercised its option for the selective αvβ6 -specific integrin inhibitors program resulting in the payment of a $20.0 million option exercise payment from AbbVie, which was recognized during the year ended December 31, 2020. Further, upon the AbbVie option exercise, we revised our estimates to complete the remaining performance obligations under the αvβ6 -specific integrin inhibitors program, which resulted in an increase in revenue during the prior year period. Offsetting the decrease in collaboration revenue from the prior year, based on recent scientific results, we decreased our estimates to complete the remaining performance obligations under the AbbVie Agreement based on changes in expected effort and the timing of the research services, which resulted in us recognizing $6.2 million in revenue in Q4 2021. The revenue for our collaborations fluctuates based on the timing and magnitude of costs incurred under the collaboration programs, as well as changes to our estimates to complete the remaining performance obligations. The contract modification for the Janssen Agreement did not have a material effect on the collaboration revenue.

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
Liquidity and Capital Resources
Sources of Liquidity
From inception through December 31, 2022, we raised an aggregate of approximately $743.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our IPO and follow-on equity offering, and sales of shares of our common stock under the ATM, as well as through payments received under collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Cash	$458	$292
Cash equivalents	58,814	171,142
Marketable securities	288,976	236,701
Total cash, cash equivalents and marketable securities	$348,248	$408,135
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(100,977)	$(83,461)	$(45,990)
Net cash (used in) provided by investing activities	(56,451)	(113,180)	8,181
Net cash provided by financing activities	45,266	266,313	38,297
Net (decrease) increase in cash, cash equivalents and restricted cash	$(112,162)	$69,672	$488
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $101.0 million for the year ended December 31, 2022, compared to $83.5 million in cash used in operating activities for the year ended December 31, 2021. The increase in cash used in operating activities was primarily driven by a $61.8 million decrease in operating assets and liabilities, principally due a $52.8 million decrease in in deferred revenue, a $3.2 million increase in accounts receivable and a $2.5 million decrease in accounts payable, partially offset by a $36.5 million decrease in net loss and a $7.9 million increase in equity-based compensation.
Net cash used in operating activities was $46.0 million for the year ended December 31, 2020. The increase in cash used in operating activities between the year ended December 31, 2021 and the year ended December 31, 2020 was primarily driven by a $50.5 million increase in net loss in the year ended December 31, 2021, partially offset by changes in operating assets and liabilities, and a $10.1 million increase equity-based compensation. The increase in net loss was primarily attributable to the $20.0 million option exercise payment from AbbVie in 2020 as well as a $23.5 million increase in operating expenses in 2021.
Net Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $56.5 million for the year ended December 31, 2022 compared to $113.2 million used in investing activities for the year ended December 31, 2021. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the year ended December 31, 2022, cash used in investing activities primarily resulted from purchases of marketable securities exceeding maturities and sales of marketable securities. During the year ended December 31, 2021, the increase in cash used in investing activities was due to an increase in investments in marketable securities in the form of proceeds from the underwritten public offering completed in March 2021.
Cash provided by investing activities during the year ended December 31, 2020 primarily resulted from proceeds from maturities of marketable securities exceeding purchases of marketable securities by $8.7 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $45.3 million for the year ended December 31, 2022 resulted from $39.2 million in net proceeds received from sales of shares of common stock under the ATM and $6.1 million in proceeds received from issuance of common shares under 2019 Employee Stock Purchase Plan, or ESPP and stock option exercises. Net cash provided by financing activities of $266.3 million for the year ended December 31, 2021 primarily resulted from the $230.0 million in net proceeds received from the underwritten public offering completed in March 2021, $25.7 million in net proceeds received from sales of shares of common stock under the ATM, and $10.6 million in proceeds received from issuance of common shares under ESPP and stock option exercises.
Net cash provided by financing activities of $38.3 million for the year ended December 31, 2020 resulted from $33.7 million in net proceeds received from sales of shares of common stock under the ATM and $4.6 million from the issuance of common shares under ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result macroeconomic factors relating to COVID-19, the ongoing conflict in the Ukraine, inflation, or rising interest rates, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. We expect our existing cash, cash equivalents and marketable securities, along with the $100.0 million raised in our private issuance of common stock and pre-funded warrants in February 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.

On February 13, 2023, we entered into a securities purchase agreement pursuant with existing investors for a private placement where we agreed to sell and issue 848,655 shares of our common stock at a price of $35.35 per share and pre-funded warrants to purchase 1,980,198 shares of common stock at a purchase price of $35.3499 where each pre-funded warrant has an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). We received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the outstanding Pre-Funded Warrants to purchase shares of the Company’s common stock generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrant shares are subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrant agreement.
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
•the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the effects of the COVID-19 pandemic (including supply chain interruptions) or geo-political actions, including war (such as the current armed conflict in Ukraine);
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
Revenue from Contracts with Customers
Through December 31, 2022, all of our revenue to date has been generated from the AbbVie Agreement and Janssen Agreement. We account for revenue pursuant to ASC 606, Revenue from Contracts with Customers, or ASC 606, which is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For additional details regarding our associated accounting policies of ASC 606, refer to Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As part of the process of preparing our consolidated financial statements, we are required to make estimates to determine amounts to be recognized in collaboration revenue. In particular, for our collaborations with AbbVie and Janssen, revenue attributable to research services is recognized as those services are provided, based on the costs incurred to date in proportion to total costs expected to satisfy those performance obligations. The estimated costs associated with the remaining effort requires judgment and impacts revenue recognition. The uncertainties in the estimated costs associated with the remaining effort is principally a result of those cost estimates being based on expected effort for novel research and is partially reliant on scientific results. The research and scientific results impact the timing and the magnitude of costs to complete the remaining performance obligations. Accordingly, revenue may fluctuate from period to period due to significant revisions to estimated costs, resulting in a change in the measure of progress for a performance obligation. The services provided by us under the AbbVie Agreement were completed in December 2022. We do not expect to recognize any further revenue related to the AbbVie Agreement. In January 2023, Janssen informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience, subject to a 60 day notification period. The Janssen Agreement will terminate effective March 2023 or earlier if agreed to by us and Janssen.
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
We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs, the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to insufficient company-specific historical data, we base the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available in addition to our own historical volatility. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock.
Contractual Obligations
In August 2021, we exercised our one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $4.2 million as reflected in Note 6, "Leases", to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, with additional other rent payments of $0.3 million to be paid in 2023. As of December 31, 2022, our contractual obligations for our primary office and laboratory space remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 8. Financial Statements And Supplementary Data.
MORPHIC HOLDING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morphic Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morphic Holding, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Boston, Massachusetts
February 23, 2023

MORPHIC HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,272	$171,434
Marketable securities	288,976	236,701
Accounts receivable	455	2,307
Prepaid expenses and other current assets	13,479	7,892
Total current assets	362,182	418,334
Operating lease right-of-use assets	3,514	4,806
Property and equipment, net	2,119	2,583
Restricted cash	560	560
Other assets	214	7
Total assets	$368,589	$426,290

Liabilities
Current liabilities:
Accounts payable	$3,475	$4,798
Accrued expenses	13,181	12,838
Deferred revenue, current portion	470	20,628
Total current liabilities	17,126	38,264

Long-term liabilities:
Operating lease liability, net of current portion	2,344	3,838
Deferred revenue, net of current portion	—	47,489
Total liabilities	19,470	89,591

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 38,584,678 shares issued and outstanding as of December 31, 2022 and 37,085,397 shares issued and outstanding as of December 31, 2021	4	4
Additional paid‑in capital	649,549	575,231
Accumulated deficit	(297,095)	(238,054)
Accumulated other comprehensive loss	(3,339)	(482)
Total stockholders’ equity	349,119	336,699
Total liabilities and stockholders’ equity	$368,589	$426,290

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$70,808	$19,794	$44,945
Operating expenses:
Research and development	102,062	87,789	73,630
General and administrative	32,142	27,811	18,495
Total operating expenses	134,204	115,600	92,125
Loss from operations	(63,396)	(95,806)	(47,180)
Other income:
Interest income, net	4,567	272	1,630
Other expense, net	(145)	(8)	(19)
Total other income, net	4,422	264	1,611
Loss before (provision for) benefit from income taxes	(58,974)	(95,542)	(45,569)
(Provision for) benefit from income taxes	(67)	—	570
Net loss	$(59,041)	$(95,542)	$(44,999)

Net loss per share, basic and diluted	$(1.55)	$(2.67)	$(1.47)

Weighted average common shares outstanding, basic and diluted	38,112,498	35,797,969	30,594,897

Comprehensive loss:
Net loss	$(59,041)	$(95,542)	$(44,999)
Other comprehensive loss:
Unrealized holding losses on marketable securities, net of tax	(2,857)	(461)	(65)
Total other comprehensive loss	(2,857)	(461)	(65)
Comprehensive loss	$(61,898)	$(96,003)	$(45,064)

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	30,110,251	$3	$238,384	$(97,513)	$44	$140,918
Equity-based compensation expense	—	—	11,053	—	—	11,053
Vesting of restricted shares	252,890	—	—	—	—	—
Issuance of common shares upon stock option exercises	431,554	—	3,532	—	—	3,532
Issuance of common shares under the Employee Stock Purchase Plan	85,298	—	1,112	—	—	1,112
Issuance of common shares through at-the-market offering, net of issuance costs of $1.5 million	1,157,693	—	33,646	—	—	33,646
Unrealized holding losses on marketable securities	—	—	—	—	(65)	(65)
Net loss	—	—	—	(44,999)	—	(44,999)
Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	21,184	—	—	21,184
Vesting of restricted shares	127,335	—	—	—	—	—
Issuance of common shares upon stock option exercises	827,830	—	9,536	—	—	9,536
Issuance of common shares under the Employee Stock Purchase Plan	35,563	—	1,095	—	—	1,095
Issuance of common shares through at-the-market offering, net of issuance costs of $1.2 million	556,983	—	25,708	—	—	25,708
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	229,981	—	—	229,982
Unrealized holding losses on marketable securities	—	—	—	—	(461)	(461)
Net loss	—	—	—	(95,542)	—	(95,542)
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity‑based compensation expense	—	—	29,048	—	—	29,048
Vesting of restricted shares	9,171	—	—	—	—	—
Issuance of common shares upon stock option exercises	459,839	—	5,175	—	—	5,175
Issuance of common shares under the Employee Stock Purchase Plan	30,271	—	885	—	—	885
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Unrealized holding losses on marketable securities	—	—	—	—	(2,857)	(2,857)
Net loss	—	—	—	(59,041)	—	(59,041)
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(59,041)	$(95,542)	$(44,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	1,030	1,126
Premium amortization and discount accretion on marketable securities	800	1,215	450
Equity‑based compensation	29,048	21,184	11,053
Loss on sale of marketable securities	154	—	—
Loss on disposal of equipment	—	4	—
Change in operating assets and liabilities:
Accounts receivable	1,852	5,007	(3,847)
Prepaid expenses and other current assets	(5,529)	(4,035)	(767)
Other assets	(207)	59	75
Operating lease right-of-use assets	1,292	1,098	—
Accounts payable	(1,553)	970	(1,071)
Accrued expenses	60	1,467	3,521
Deferred revenue	(67,647)	(14,821)	(11,466)
Deferred rent	—	—	(65)
Operating lease liabilities	(1,211)	(1,097)	—
Net cash used in operating activities	(100,977)	(83,461)	(45,990)
Cash flows from investing activities:
Purchases of marketable securities	(238,274)	(244,160)	(145,275)
Proceeds from maturities of marketable securities	175,042	132,000	154,000
Proceeds from sale of marketable securities	7,146	—	—
Purchase of property and equipment	(365)	(1,020)	(544)
Net cash (used in) provided by investing activities	(56,451)	(113,180)	8,181
Cash flows from financing activities:
Proceeds from issuance of common shares under Employee Stock Purchase Plan	885	1,095	1,112
Proceeds from at-the-market offering, net of issuance costs	39,210	25,700	33,653
Proceeds from secondary offering, net of issuance costs	—	229,982	—
Proceeds from issuance of common shares upon stock option exercises	5,171	9,536	3,532
Net cash provided by financing activities	45,266	266,313	38,297
Net (decrease) increase in cash, cash equivalents and restricted cash	(112,162)	69,672	488
Cash, cash equivalents and restricted cash, beginning of period	171,994	102,322	101,834
Cash, cash equivalents and restricted cash, end of period	$59,832	$171,994	$102,322

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$176	$—	$11
Amounts from exercise of stock options included in prepaid expenses and other current assets	$4	$—	$—
Issuance costs included in accounts payable	$—	$—	$7
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,434	$—
Supplemental cash flow information:
Cash paid for taxes	$50	$170	$480
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of the Business
Organization and Liquidity
Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging its unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity, and the pharmaceutical properties required for oral administration.
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
In July 2020, the Company entered into an Open Market Sale Agreement (“the Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also has provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Original Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering price of up to $150.0 million, also subject to a commission equal to 3.0% of gross sales proceeds from Placement Shares sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, referred to as Placement Shares, through Jefferies as its sales agent.
During the year ended December 31, 2022, the Company issued and sold 1,000,000 shares for net proceeds of $39.2 million after deducting offering commissions and offering expenses paid by the Company under the New ATM. As of December 31, 2022, the Company had approximately $97.2 million of common stock remaining available for sale under the New ATM.
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
The consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly-owned subsidiaries, Morphic Therapeutic, Inc., Morphic Therapeutic UK Ltd and Morphic Security Corporation. On March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, United Kingdom (the “U.K.”), to support Company functions outside of the United States. All intercompany balances have been eliminated in consolidation.
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
As disclosed above, on March 2, 2022, the Company incorporated Morphic Therapeutic UK Ltd in London, U.K., to support Company functions outside of the United States. The geographic location of all long-lived assets of the Company continues to be the United States.
The functional reporting currency of Morphic Therapeutic UK Ltd is the United States Dollar. Foreign currency remeasurement is included in other income (expense) in the Company’s consolidated statements of operations.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents are held at accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. The Company’s investment policy allows funds to be held outside bank accounts, but to be invested only in readily marketable fixed income instruments with readily ascertainable market values, denominated and payable in United States Dollars including obligations of the U.S. government, U.S. government-sponsored enterprises, U.S. government agencies and highly rated corporate debt obligations, including commercial paper and corporate bonds, and money market funds registered according to Rule 2a-7 of the Investment Company Act of 1940. Investments in the money market fund shall be consistent with approved instruments and assets under management must be at least $1.0 billion.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2022, cash and cash equivalents include bank demand deposits, money market funds that invest primarily in U.S. government securities, and U.S. Treasury securities. At December 31, 2021, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities. Cash equivalents are stated at cost, which approximates fair value.
Restricted cash consists of cash collateralizing a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease as of December 31, 2022 and 2021. The letter of credit and cash collateralizing it increased to $560,000 in August 2021 due to the operating lease extension discussed further in Note 6. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$59,272	$171,434	$102,047
Restricted cash	560	560	275
Total cash, cash equivalents, and restricted cash	$59,832	$171,994	$102,322

Marketable securities
The Company invests funds in U.S. government debt securities, U.S. government-sponsored enterprise debt securities and corporate debt securities with original maturities at the date of purchase greater than three months as marketable securities. The marketable securities are classified as available-for-sale and carried at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets. Changes in the fair value of marketable securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on marketable securities. The Company recognized net unrealized losses of $2.9 million, $0.5 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
Interest income on investments
The Company recognizes interest income from investments in money market funds and available-for-sale debt securities, including amortization of premium or accretion of discount, on an accrual basis. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.6 million, $0.3 million and $1.6 million in interest income, respectively.
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
Leases
The Company measures its lease obligations in accordance with ASC 842, Leases, (“ASC 842”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. Effective January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition method and utilizing the effective date as its date of initial application. As a result, the year ended December 31, 2020 is presented in accordance with the previous guidance in ASC 840, Leases, and there have been no reclassifications of prior comparable periods due to this adoption.
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
The Company recognizes an ROU asset and lease liability as of the transition date or contract modification date based on the present value of the future lease payments over the lease term. ASC 842 requires lessees to use the rate implicit in the lease unless it is not readily determinable and then it may use its incremental borrowing rate (“IBR”) to discount the future minimum lease payments. The Company's lease arrangement does not provide an implicit rate; therefore, the Company uses its IBR to discount the future minimum lease payments. The Company determines its IBR based on its credit rating, current economic information available as of the transition date or modification date, as well as the identified lease term. The Company’s ROU asset and related lease liability are not sensitive to changes in the Company’s IBR.
Prospectively, the Company will remeasure the lease liability at the present value using the same IBR that was in effect as of the transition date or contract modification date and adjust the ROU assets for straight-line rent expense.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.
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
At December 31, 2022, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities, and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

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
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its chief operating decision-maker and views operations and manages the Company’s business in one operating segment operating in the United States and the U.K.
Revenue Recognition
To date all revenue has been generated from the Company’s agreements with AbbVie, executed in October 2018 and terminated as of December 2022, and Janssen, executed in February 2019 and amended in December 2020. Please refer to Note 12 below for details of ASC 606 application to the Company’s agreements with AbbVie and Janssen.
The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. Through December 31, 2022, the Company had two agreements – with AbbVie and Janssen – that have been accounted for pursuant to ASC 606.
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
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. In particular, for the Company’s collaborations with AbbVie, until its termination, and Janssen, revenue attributable to research services is recognized as those services are provided, based on the costs incurred to date.
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
Equity-Based Compensation
The Company issues stock options, restricted common stock, and restricted stock units to certain employees and non-employees, including directors. The Company accounts for restricted common stock and restricted stock unit expense based on the grant date fair value, which is generally the market price of the Company’s common stock on the date of grant, which is recognized over the requisite service period of the award, which is generally the vesting period, on a straight-line basis. The Company accounts for stock option compensation expense based on the grant date fair value of the respective award, determined using the Black-Scholes option-pricing model, which is recognized over the requisite service period of the award, which is generally the vesting period, on a straight-line basis. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same way the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company recognizes forfeitures as they occur.
Please refer to Note 9 for additional information.
Comprehensive Loss
Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. For the years ended December 31, 2022, 2021 and 2020, comprehensive loss included $2.9 million, $0.5 million and $0.1 million, respectively, in unrealized holding losses, net on marketable securities.
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
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2022 and 2021, the Company had not identified any significant uncertain tax positions.
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

On February 13, 2023, the Company entered into a securities purchase agreement with existing investors pursuant to which the Company agreed to sell and issue, in a private placement, 848,655 shares of its common stock at a price of $35.35 per share and pre-funded warrants to purchase 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant, where each pre-funded warrant has an exercise price of $0.0001 (the “Pre-Funded Warrants”). The Company received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by the Company. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the outstanding Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrant shares are subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants.
3.Fair Value of Financial Assets and Liabilities
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,814	$38,942	$19,872	$—
Marketable securities:
U.S. Treasury securities	177,932	—	177,932	—
U.S. government-sponsored enterprise securities	12,396	—	12,396	—
Commercial paper	9,860	—	9,860	—
Corporate bonds	88,788	—	88,788	—
Total assets	$347,790	$38,942	$308,848	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$171,142	$171,142	$—	$—
Marketable securities:
U.S. Treasury securities	16,212	—	16,212	—
Commercial paper	99,898	—	99,898	—
Corporate bonds	120,591	—	120,591	—
Total assets	$407,843	$171,142	$236,701	$—
Cash equivalents consist of money market funds and U.S. Treasury securities as of December 31, 2022 and money market funds as of December 31, 2021. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of December 31, 2022 and 2021. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government- sponsored enterprise securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$179,854	$—	$(1,922)	$177,932
U.S. government-sponsored enterprise securities	within 2 years	12,500	—	(104)	12,396
Commercial paper	less than 1 year	9,860	—	—	9,860
Corporate bonds	within 2 years	90,076	—	(1,288)	88,788
Total marketable securities		$292,290	$—	$(3,314)	$288,976

	As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$16,224	$—	$(12)	$16,212
Commercial paper	less than 1 year	99,900	—	(2)	99,898
Corporate bonds	within 2 years	121,034	—	(443)	120,591
Total marketable securities		$237,158	$—	$(457)	$236,701

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
The Company determined that there was no material change in the credit risk of the above investments during the years ended December 31, 2022 and 2021. As such, an allowance for credit losses was not recognized. As of December 31, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $1.4 million and $1.2 million as of December 31, 2022 and 2021, respectively.
5.    Property and Equipment, Net

At December 31, 2022 and 2021, property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$6,094	$5,608
Computers and software	596	546
Leasehold improvements	611	606
	7,301	6,760
Less: Accumulated depreciation and amortization	(5,182)	(4,177)
	$2,119	$2,583
Depreciation and amortization expense was $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company reassessed the lease classification for the Company’s corporate headquarters as of the effective date of the modification using the modified terms and conditions and the facts and circumstances as of that date. This included using the remaining economic life of the underlying asset on that date, the discount rate for the lease on that date and a remeasurement and reallocation of the remaining consideration in the contract on that date. The Company concluded that the lease continues to be classified as an operating lease, reassessed the IBR as of the effective date of the modification, and remeasured the lease liability and ROU asset.

Supplemental balance sheet information
Supplemental operating lease balance sheet information is summarized as follows (in thousands):

December 31, 2022
Operating lease right-of-use assets	$3,514

Accrued expenses(1)	$1,494
Operating lease liabilities	2,344
Total operating lease liabilities	$3,838

(1) The short-term portion of operating lease liabilities is included within accrued expenses on the consolidated balance sheet.
Other supplemental information
Other supplemental operating lease information is summarized as follows (in thousands, except for years and discount rate):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,507
Weighted average remaining lease term	2.4 years
Weighted average discount rate	6.5%
Maturities of lease commitments
Maturities of operating lease commitments as of December 31, 2022 were as follows (in thousands):

Year ending December 31,	Totals
2023	$1,700
2024	1,732
2025	728
Total lease payments	$4,160
Less: imputed interest	322
Present value of operating lease liabilities	$3,838
During the years ended December 31, 2022, 2021 and 2020 the Company recognized operating lease expense of $1.6 million, $1.3 million and $1.1 million, respectively.
7.    Accrued Expenses
At December 31, 2022 and 2021 accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and related expenses	$6,569	$6,396
Research and development activities	4,265	4,268
Current portion of operating lease liability	1,494	1,211
Other expenses	853	963
	$13,181	$12,838

8.    Stockholders’ Equity
Common Stock
The common stock has the following characteristics:
Voting
The holders of common stock are entitled to one vote for each share of common stock held.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any preferred stock outstanding have been paid in accordance with their terms. As of December 31, 2022 and 2021, no preferred stock was outstanding. No dividends have been declared or paid by the Company to the holders of common stock since the issuance of the common stock.
Liquidation
Holders of the common shares are entitled to receive distributions of cash, including in the event of a liquidation or dissolution of the Company, which preference is junior to the liquidation preference of any preferred stockholders. After any preferred stockholders have received their respective preferred distributions, any assets remaining for distribution shall be distributed to the holders of preferred or common shares determined on an as-converted basis.
9.    Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the 2019 Plan, the number of shares of common stock available for issuance under the A&R 2019 Plan increased by 1.5 million shares in January 2022. As of December 31, 2022, there were a total of 1.8 million shares available for future award grants under the 2019 Plan.
The Company recognized equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$25,828	$19,894	$9,418
Restricted common stock	6	283	955
Restricted stock units	2,764	403	187
Employee Stock Purchase Plan	450	604	493
Total	$29,048	$21,184	$11,053
The following table summarizes the allocation of equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$13,518	$9,866	$6,114
General and administrative expense	15,530	11,318	4,939
Total	$29,048	$21,184	$11,053

Restricted Common Stock
The following table summarizes the restricted common stock activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted common stock as of December 31, 2021	2,171	$4.32
Granted	—	—
Vested	(2,171)	4.32
Forfeited	—	—
Unvested restricted common stock as of December 31, 2022	—	$—
As of December 31, 2022, the Company had no unrecognized equity-based compensation expense related to the restricted common stock. The total fair value of restricted common stock awards vested during the years ended December 31, 2022, 2021 and 2020 was approximately $0.1 million, $5.0 million, and $5.6 million, respectively.
Restricted Stock Units
The following table summarizes the restricted stock units activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2021	7,000	$57.73
Granted	291,970	43.98
Vested	(7,000)	57.73
Forfeited	(42,880)	44.75
Unvested restricted stock units as of December 31, 2022	249,090	$43.85
As of December 31, 2022, the Company had unrecognized equity-based compensation expense of $8.3 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock units vested during the years ended December 31, 2022 and 2021 was approximately $0.2 million and $2.1 million, respectively.
Stock Options
The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,781,565	$20.03
Granted	1,498,918	39.70
Exercised	(459,839)	11.26
Forfeited or expired	(557,091)	33.86
Outstanding as of December 31, 2022	5,263,553	$24.94	7.60	$38,525
Options exercisable as of December 31, 2022	2,990,254	$19.19	6.96	$32,522
The following table provides certain information related to the stock options granted, vested, and exercised during the years ended December 31, 2022, 2021 and 2020, in thousands, except for per option values:

	Year Ended December 31,
	2022	2021	2020
Weighted-average fair value of options granted, per option	$28.88	$26.16	$10.98
Total cash received from exercises of stock options	$5,175	$9,536	$3,532
Total intrinsic market value of stock options exercised	$8,507	$39,335	$7,752
The following table summarizes the weighted-average assumptions used in determining the fair value of the options granted during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Risk‑free interest rate	2.02%	1.20%	0.46%
Expected term (in years)	6.0 years	6.0 years	6.0 years
Expected volatility	86.81%	87.09%	80.85%
The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term for employee and director stock options is the mid-point between the weighted average of vesting period and the contractual term. The Company determines the volatility for options granted based on the historical volatility of a representative group of publicly traded companies for which historical information is available in addition to the Company’s own historical volatility. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. The risk-free interest rate is based on a zero-coupon U.S. Treasury instrument with terms consistent with the term of the stock options. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.
As of December 31, 2022, the Company had unrecognized equity-based compensation expense of $50.0 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan
In 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. As a result of the automatic increase provision of the ESPP, the number of shares of common stock available for issuance under the ESPP increased by 0.4 million shares on January 1, 2022. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.
Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.

10.    Income Taxes
The components of loss before income taxes for the years ended December 31, 2022, 2021 and 2020 (in thousands) were:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(59,036)	$(95,542)	$(45,569)
Foreign	62	—	—
Total	$(58,974)	$(95,542)	$(45,569)
The components of the income tax (benefit) expense for the years ended December 31, 2022, 2021 and 2020 (in thousands) were:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(511)
State	55	—	(59)
Foreign	12	—	—
Total current tax (benefit) provision	67	—	(570)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax (benefit) provision	—	—	—
Total income tax (benefit) provision	$67	$—	$(570)

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
Tax effected at statutory rate	21.00%	21.00%	21.00%
State taxes	7.84	9.31	8.38
Equity-based compensation	(1.02)	5.33	0.76
Non-deductible expenses	(3.87)	(0.01)	(0.01)
Federal research and development credits	6.83	3.34	6.21
Change in valuation allowance	(30.89)	(38.97)	(35.09)
	(0.11)%	—%	1.25%

Deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$49,969	$44,269
Capitalized research and experimental expenditures	22,147	—
Research and development credit carryforwards	17,101	10,843
Equity-based compensation	5,649	4,958
Fixed and intangible assets	3,332	3,077
Reserves and accruals	1,764	1,790
Lease liabilities	1,049	1,380
Deferred revenue	128	18,610
Total deferred tax assets	101,139	84,927
Valuation allowance	(99,417)	(82,703)
Subtotal	1,722	2,224
Right-of-use assets	(960)	(1,313)
Fixed assets	(472)	(572)
Prepaid expense	(290)	(339)
Total net deferred tax assets	$—	$—

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of collaboration revenue that has been recognized as taxable but remains deferred for book reporting as of year end and net operating loss carryfowards. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $99.4 million and $82.7 million has been established at 2022 and 2021, respectively. The change in the valuation allowance was $16.7 million and $37.1 million for the years ended December 31, 2022 and 2021.

Beginning in 2022, Tax Cuts and Jobs Act (“TCJA”) amended Section 174 and now requires U.S.-based and non-U.S.-based research and experimental (“R&E”) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

The Company has incurred net operating losses (“NOLs”) from inception. At December 31, 2022, the Company has federal and state NOL carryforwards of approximately $180.3 million and $191.5 million, respectively, available to reduce future taxable income, that expire beginning in 2037, with $176.4 million of the federal NOLs having an unlimited carryover life. As of December 31, 2022, the Company also has federal and state research and development tax credit carryforwards of approximately $12.6 million and $5.7 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2032. The Company’s NOL carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The company continues to review its historic ownership changes to determine if there are any IRC 382 limitations which may limit the annual utilization of the NOLs.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company has not identified any uncertain positions with respect to the credit computations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.
For the years ended December 31, 2022 and 2021, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2018. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.
Provision for Income Taxes
The Company recorded income tax expense of $0.1 million for the year ended December 31, 2022, income tax expense of $0.0 million for the year ended December 31, 2021 and a benefit from income taxes of $0.6 million for the year ended December 31, 2020. The benefit recorded in 2020 was attributed to a federal net operating loss carryback claim allowed under the CARES Act.
Despite the collaboration revenue, the Company continues to maintain a valuation allowance against all deferred tax assets. The Company believes that it is more likely than not that the Company will not realize a future tax benefit of these attributes, as the Company’s research programs continue to require significant investment and future revenue is subject to uncertainties. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any.
11.    Commitments and Contingencies
Guarantees and Indemnifications
The Company entered, and intends to continue to enter, into separate indemnification agreements with directors, officers, and certain of key employees, in addition to the indemnification provided for in the restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, require the Company to indemnify directors, officers, and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to the Company or any of its subsidiaries or any other company or enterprise to which these individuals provide services at the Company’s request. Subject to certain limitations, the indemnification agreements also require the Company to advance expenses incurred by directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.
The Company has standard indemnification arrangements in its leases for laboratory and office space that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or non-performance under the Company’s lease.
Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
12.    Option and License Agreements
AbbVie Agreement Overview
In October 2018, the Company entered into a 5-year collaboration and option agreement with AbbVie Biotechnology Ltd (the “AbbVie Agreement”), a research-based global biopharmaceutical company that held Series A and Series B Convertible Preferred Shares of the Company at the time the AbbVie Agreement was executed (“AbbVie”). Pursuant to this agreement, AbbVie paid the Company an upfront, non-refundable amount of $100.0 million. In exchange, the Company: (i) assumed the obligation to perform research and development activities to identify and develop compounds directed at multiple fibrosis indications (grouped into four research programs) through completion of Investigational New Drug (IND)-enabling studies, and (ii) granted AbbVie options to license the results of research and development in exchange for separate upfront option-exercise fees. In June 2022, AbbVie informed the Company that it had decided to exercise its right to terminate the AbbVie Agreement for convenience and the AbbVie Agreement terminated in December 2022. As a result, the Company does not expect to receive additional payments under the AbbVie Agreement.

Prior to the AbbVie Agreement termination, AbbVie held the right to exercise its license options for molecules with the selected pharmacological profiles by providing written notice to the Company and paying an option exercise fee of

$20.0 million per option exercised (up to three in total). Effective upon the termination of the AbbVie Agreement, all rights and licenses granted thereunder immediately terminated and were returned to the Company.
AbbVie Agreement Accounting Analysis
The Company concluded that the performance obligations in the agreement had included the research services for the four research programs. The Company has concluded that the unexercised license options were marketing offers as the options did not provide any discounts or other rights that would be considered a material right in the arrangement. All other performance obligations were determined to be immaterial in the context of the contract.
The Company estimated the standalone selling price of each research program based on internal and external costs to perform the research plus a reasonable profit margin of 10%. The total estimated cost of the research and development services reflected the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company recognized revenue as research and development services were provided based on the costs incurred to date, as such costs have a direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to AbbVie. Changes to the estimated cost of internal and external development services were recognized in the period of change as a cumulative catch-up adjustment.
The Company determined that the transaction price included only the non-refundable up-front payment of $100.0 million and recorded this amount as deferred revenue as of December 31, 2018. The option exercise payments were not included in the transaction price, as the Company determined that the agreed upon fees represent fair value of such options. The milestone payments were fully constrained, as a result of the uncertainty regarding whether AbbVie would exercise any of the options and whether any of the associated milestones would be achieved. There were no changes to the transaction price prior to the AbbVie Agreement termination.
The Company also considered the existence of any significant financing component within the AbbVie Agreement given its upfront payment structure. Based upon this assessment, the Company concluded that the up-front payment was provided for valid business reasons and not for the purpose of providing financing. Accordingly, the Company has concluded that the upfront payment structure of the AbbVie Agreement did not result in the existence of a significant financing component.
On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Upon option exercise, the Company evaluated whether the change to the contract should be treated as the continuation of the current arrangement or as a separate agreement. As the additional performance obligations were deemed to be distinct and priced consistent with the standalone selling price of such obligations, the Company concluded that the license and any additional performance obligations should be accounted for as a separate contract. The potential performance obligations included in the arrangement were (1) the license to research, develop and commercialize αvβ6–specific integrin inhibitors, and (2) options to purchase materials that were manufactured prior to option exercise (the “Material Options”). The Company concluded that the Material Options were not material rights as the price to purchase the materials approximated the standalone selling price. Based on this conclusion, the full transaction price of $20.0 million was allocated to the license and recognized upon delivery in the third quarter of 2020. The Company does not expect to receive any additional payments for this program from AbbVie as the license terminated upon termination of the AbbVie Agreement.
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

During the year ended December 31, 2022, the Company completed its performance obligations under the AbbVie Agreement. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue recognized	$60,500	$11,197	$36,056
Costs incurred	$631	$5,376	$13,474

As of December 31, 2021, the Company had $60.5 million of deferred revenue, which was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue was expected to be recognized prior to the contract modification. This deferred revenue balance represented the aggregate amount of the transaction price allocated to the performance obligations that were partially unsatisfied as of December 31, 2021. The Company has no further unsatisfied performance obligations for the AbbVie Agreement as of December 31, 2022.
Janssen Agreement Overview
In February 2019, the Company entered into a research collaboration and option agreement with Janssen Pharmaceuticals, Inc. (“Janssen Agreement”), a subsidiary of Johnson & Johnson (“Janssen”), to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen agreement focuses on three integrin targets, each target the subject of a research program, with a limited ability to substitute integrin targets for others, not explored by the Company, if research results are not favorable. Under the terms of the agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program and Janssen agreed to pay $5.0 million for the third research program commencement fee. In addition, Janssen reimburses the Company for all internal and external costs and expenses incurred during the term of the agreement at agreed-upon contractual rates. The Company invoices Janssen on a quarterly basis and payments are due within 60 days.
In December 2021, Janssen informed the Company that they had decided not to exercise its options on the first two integrin targets, thus also discontinuing those two research programs. The Company has focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. In January 2023, Janssen informed the Company that it had decided to exercise its right to terminate the Janssen Agreement for convenience, subject to a 60 day notification period. The Janssen Agreement will terminate effective March 2023 or earlier if agreed to by the Company and Janssen.
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
Accounting for Contract Modification
Upon notification of discontinuation of the two research programs and related options, the Company concluded that there was a contract modification to an existing contract under ASC 606 because the December 2021 notification resulted in a reduction in scope of the Company’s responsibilities under the Janssen Agreement. The December 2021 notification did not include any additional promised goods and services. Subsequent to the modification, there are two remaining performance obligations pursuant to the Janssen Agreement, research services for the remaining research program and a material right for Janssen’s remaining license option. The Company concluded that the remaining research services to be provided to satisfy the third research program were not distinct from its existing research services, and as a result treated the modification as part of the original contract (as opposed to a separate contract). Therefore, the Company updated the transaction price, which included the remaining deferred revenue and estimated variable consideration for research services and allocated the updated transaction price to the remaining performance obligations based on the estimated standalone selling prices at the date of the contract modification.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with the Company's performance under the Janssen Agreement during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reimbursement revenue	$3,159	$4,944	$6,601
Upfront payment revenue	7,149	3,653	2,288
Total revenue recognized	$10,308	$8,597	$8,889
Costs incurred	$2,637	$4,426	$5,865
In Q4 2022, the Company recognized additional revenue of $3.0 million on a cumulative catch-up basis as a result of changes to the estimated costs associated with the remaining effort required to complete the research services for the third research program. The amount of future expected cost estimates has decreased based on a change in expected effort and based on the timing of the research services.
As of December 31, 2022 and 2021, the Company had $0.5 million and $2.3 million, respectively, due from Janssen recorded in accounts receivable. As of December 31, 2022 and 2021, $0.5 million and $7.6 million, respectively, of deferred revenue was classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the revenue is expected to be recognized. At December 31, 2022 and 2021 the deferred revenue balance represents the portion of the upfront payments received allocated to the performance obligations that are partially or wholly unsatisfied as of December 31, 2022 and 2021. The Company expects to recognize revenue related to the remaining performance obligations through Q1 2023.
The Company's continuing obligation associated with the material right will terminate effective March 2023 or earlier if agreed to by the Company and Janssen.
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(59,041)	$(95,542)	$(44,999)
Weighted average common shares outstanding, basic and diluted	38,112,498	35,797,969	30,594,897
Net loss per share, basic and diluted	$(1.55)	$(2.67)	$(1.47)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Year Ended December 31,
	2022	2021	2020
Restricted common stock	—	2,171	100,989
Restricted stock units	249,090	7,000	66,216
Stock options	5,263,553	4,781,565	4,352,095
	5,512,643	4,790,736	4,519,300
In addition to the securities listed in the table above, as of December 31, 2022 the Company had reserved 1,142,204 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the year ended December 31, 2022.
14.    Employee Benefit Plan
In 2016, the Company adopted a qualified retirement plan, the Morphic Therapeutic, Inc. 401(k) Plan to provide retirement income for eligible employees through employee contributions and employer matching contributions. Matching contributions totaled $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
(a)    Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation as of December 31, 2022 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of December 31, 2022 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
(c)    Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the principal executive officer and principal financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
(d)    Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.
The information required by Item 11 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)                Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)                Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-38940	3.1	August 13, 2020
3.2	Amended and Restated Bylaws	8-K	001-38940	3.1	February 13, 2023
4.1	Form of Common Stock Certificate	S-1/A	333-231837	4.1	June 14, 2020
4.2	Investors' Rights Agreement, dated December 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231837	4.2	June 14, 2020
4.3	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38940	4.3	March 1, 2021
4.4	Form of Debt Security	S-3	333-258435	4.3	August 4, 2021
4.5	Form of Indenture	S-3	333-258435	4.4	August 4, 2021
4.6	Form of Pre-Funded Warrant	8-K	001-38940	4.1	February 13, 2023
10.1*	Form of Indemnity Agreement.	S-1/A	333-231837	10.1	June 14, 2020
10.2*	2018 Stock Incentive Plan and forms of award agreements	S-1/A	333-231837	10.2	June 14, 2020
10.3*	Amended and Restated 2019 Equity Incentive Plan	10-Q	001-38940	10.1	August 3, 2022
10.4*	Form of Stock Option Award Agreement (Included in the 2019 Equity Incentive Plan)	S-1/A	333-231837	10.3	June 14, 2020
10.5*	Form of Restricted Stock Award Agreement (Included in the 2019 Equity Incentive Plan)	S-1/A	333-231837	10.3	June 14, 2020
10.6*	2019 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-231837	10.4	June 14, 2020
10.7*	Offer Letter, dated June 10, 2019, by and between the Registrant and Praveen P. Tipirneni, MD	S-1/A	333-231837	10.5	June 14, 2020
10.8*	Offer Letter, dated June 10, 2019, by and between the Registrant and Bruce N. Rogers, Ph.D.	S-1/A	333-231837	10.6	June 14, 2020
10.9*	Offer Letter, dated June 10, 2019, by and between the Registrant and William DeVaul	10-K	001-38940	10.7	February 27, 2021

10.10	Lease, dated August 5, 2015, by and between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership, as amended.	S-1/A	333-231837	10.9	June 14, 2020
10.11†	Research Collaboration and Option Agreement, dated February 15, 2019, by and among Janssen Pharmaceuticals, Inc. and the Registrant.	S-1/A	333-231837	10.10	June 14, 2020
10.12†	Collaboration Agreement, dated June 10, 2015, by and between Morphic Rock Therapeutic, Inc. and Schrödinger, LLC, as amended.	S-1/A	333-231837	10.12	June 14, 2020
10.13†	Exclusive License Agreement, dated October 7, 2015, by and between Children's Medical Center Corporation and the Registrant, as amended.	S-1/A	333-231837	10.13	June 14, 2020
10.14	Form of Stock Registration Agreement	S-1/A	333-231837	10.17	June 14, 2020
10.15*	Offer Letter, dated February 3, 2020, by and between Marc Schegerin, and Morphic Holding, Inc.	10-Q	001-38940	10.1	August 10, 2020
10.16	Amendment No. 1 to the Research Collaboration and Option Agreement, dated December 30, 2020, by and among Janssen Pharmaceuticals, Inc. and the Registrant.	10-K	001-38940	10.19	March 1, 2021
10.17	Amendment No. 2 to Research Collaboration and Option Agreement, dated as of June 18, 2021, by and between the Registrant and Janssen Pharmaceuticals, Inc.	10-Q	001-38940	10.1	August 4, 2021
10.18	Fifth amendment of lease	10-Q	001-38940	10.1	November 4, 2021
10.19	Form of Change in Control and Severance Agreement	10-K	001-38940	10.19	February 24, 2022
10.20	Securities Purchase Agreement, dated February 13, 2023, by and among Morphic Holding, Inc. and the investors listed on the signature pages thereto	8-K	001-38940	10.1	February 13, 2023
10.21	Registration Rights Agreement, dated February 13, 2023, by and among Morphic Holding, Inc. and the investors listed on the signature pages thereto	8-K	001-38940	10.2	February 13, 2023
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Powers of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)	X
*Executive compensation plan or agreement.
**The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORPHIC HOLDING, INC.

February 23, 2023	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
February 23, 2023		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

February 23, 2023	By:	/s/ Robert E. Farrell Jr.
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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Praveen P. Tipirneni	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Praveen P. Tipirneni, M.D.

/s/ Marc Schegerin	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 23, 2023
Marc Schegerin, M.D.

/s/ Robert E. Farrell, Jr.	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 23, 2023
Robert E. Farrell, Jr., CPA

/s/ Norbert Bischofberger	Director	February 23, 2023
Norbert Bischofberger, Ph.D.

/s/ Gustav Christensen	Director	February 23, 2023
Gustav Christensen

/s/ Martin Edwards	Director	February 23, 2023
Martin Edwards

/s/ Susannah Gray	Director	February 23, 2023
Susannah Gray

/s/ Nisha Nanda	Director	February 23, 2023
Nisha Nanda, Ph.D.

/s/ Amir Nashat	Director	February 23, 2023
Amir Nashat

/s/ Joseph P. Slattery	Director	February 23, 2023
Joseph P. Slattery, CPA

/s/ Timothy A. Springer	Director	February 23, 2023
Timothy A. Springer, Ph.D.