Form 10-Q
period 2023-03-31
Morphic Holding, Inc.
filed 2023-04-25
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 21, 2023 was 39,691,960.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,901	$59,272
Marketable securities	379,378	288,976
Accounts receivable	506	455
Prepaid expenses and other current assets	13,960	13,479
Total current assets	435,745	362,182
Operating lease right-of-use assets	3,178	3,514
Property and equipment, net	2,239	2,119
Restricted cash	560	560
Other assets	225	214
Total assets	$441,947	$368,589

Liabilities
Current liabilities:
Accounts payable	$5,482	$3,475
Accrued expenses	7,999	13,181
Deferred revenue, current portion	—	470
Total current liabilities	13,481	17,126

Long-term liabilities:
Operating lease liability, net of current portion	1,951	2,344
Total liabilities	15,432	19,470

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 39,641,462 shares issued and outstanding as of March 31, 2023 and 38,584,678 shares issued and outstanding as of December 31, 2022	4	4
Additional paid‑in capital	761,429	649,549
Accumulated deficit	(333,230)	(297,095)
Accumulated other comprehensive loss	(1,688)	(3,339)
Total stockholders’ equity	426,515	349,119
Total liabilities and stockholders’ equity	$441,947	$368,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$521	$2,382
Operating expenses:
Research and development	30,449	26,463
General and administrative	9,277	7,591
Total operating expenses	39,726	34,054
Loss from operations	(39,205)	(31,672)
Other income:
Interest income, net	3,100	187
Other income, net	2	1
Total other income, net	3,102	188
Loss before provision for income taxes	(36,103)	(31,484)
Provision for income taxes	(32)	—
Net loss	$(36,135)	$(31,484)

Net loss per share, basic and diluted	$(0.90)	$(0.85)

Weighted average common shares outstanding, basic and diluted	40,112,416	37,133,412

Comprehensive loss:
Net loss	$(36,135)	$(31,484)
Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	1,651	(1,310)
Total other comprehensive income (loss)	1,651	(1,310)
Comprehensive loss	$(34,484)	$(32,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	9,576	—	—	9,576
Vesting of restricted shares	60,060	—	—	—	—	—
Issuance of common shares upon stock option exercises	124,620	—	1,927	—	—	1,927
Issuance of common shares under the Employee Stock Purchase Plan	23,449	—	578	—	—	578
Issuance of pre-funded warrants to purchase common shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Unrealized holding gains on marketable securities	—	—	—	—	1,651	1,651
Net loss	—	—	—	(36,135)	—	(36,135)
Balance at March 31, 2023	39,641,462	$4	$761,429	$(333,230)	$(1,688)	$426,515

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity-based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Unrealized holding losses on marketable securities	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,135)	$(31,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	263
Discount accretion and premium amortization on marketable securities	(900)	607
Equity‑based compensation	9,576	6,765
Change in operating assets and liabilities:
Accounts receivable	(51)	268
Prepaid expenses and other current assets	(477)	1,157
Other assets	(11)	(154)
Operating lease right-of-use assets	336	316
Accounts payable	1,996	(1,302)
Accrued expenses	(5,215)	(2,975)
Deferred revenue	(470)	(1,374)
Operating lease liability	(360)	(235)
Net cash used in operating activities	(31,454)	(28,148)
Cash flows from investing activities:
Purchases of marketable securities	(167,201)	(45,076)
Proceeds from maturities of marketable securities	79,350	19,050
Purchase of property and equipment	(550)	(48)
Net cash used in investing activities	(88,401)	(26,074)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	99,983	—
Proceeds from issuance of common shares under Employee Stock Purchase Plan	578	571
Proceeds from issuance of common shares upon stock option exercises	1,923	2,059
Net cash provided by financing activities	102,484	2,630
Net decrease in cash, cash equivalents and restricted cash	(17,371)	(51,592)
Cash and cash equivalents and restricted cash, beginning of period	59,832	171,994
Cash and cash equivalents and restricted cash, end of period	$42,461	$120,402

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4	$—
Amounts from exercise of stock options included in prepaid expenses and other current assets	$—	$68
Unpaid issuance costs for the private placement included in accounts payable and accrued expenses	$184	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Organization and Liquidity
Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop potentially first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, to our knowledge no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration (“FDA”) or any European regulatory authority. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging its unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity, and the pharmaceutical properties required for oral administration.
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
In July 2020, the Company entered into an Open Market Sale Agreement (the “Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also has provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Original Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering amount of up to $150.0 million, also subject to a commission equal to 3.0% of gross sales proceeds from shares of its common stock, referred to as Placement Shares, sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, Placement Shares through Jefferies as its sales agent.
During the three months ended March 31, 2023, the Company issued and sold no shares under the New ATM. As of March 31, 2023, the Company had approximately $97.2 million of common stock remaining available for sale under the New ATM.
In February 2023, the Company entered into a securities purchase agreement with existing investors, consisting of a board member and holder of more than 5% of the Company’s common stock and a holder of more than 5% of the Company's common stock, pursuant to which the Company sold to the investors, in a private placement, 848,655 shares of common stock at a price of $35.35 per share (the “PIPE Shares”) and pre-funded warrants to purchase up to 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant where each pre-funded warrant has an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). The Company received aggregate net proceeds of approximately $100.0 million, before deducting costs and offering expenses payable by the Company, as discussed further in Note 7.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc., Morphic Therapeutic UK Ltd and Morphic Security Corporation. All intercompany balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2023 and 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023.

Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued research and development expenses, the valuation of equity-based compensation, and income taxes. Actual results could differ from those estimates.
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K, except as described below.
Common stock warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 7 below for the application to the Company’s pre-funded warrants.
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
At March 31, 2023, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,204	$41,204	$—	$—
Marketable securities:
U.S. Treasury securities	253,863	—	253,863	—
U.S. government-sponsored enterprise securities	54,931	—	54,931	—
Commercial paper	4,946		4,946
Corporate bonds	65,638	—	65,638	—
Total assets	$420,582	$41,204	$379,378	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,814	$38,942	$19,872	$—
Marketable securities:
U.S. Treasury securities	177,932	—	177,932	—
U.S. government-sponsored enterprise securities	12,396	—	12,396	—
Commercial paper	9,860	—	9,860	—
Corporate bonds	88,788	—	88,788	—
Total assets	$347,790	$38,942	$308,848	$—
Cash equivalents consist of money market funds as of March 31, 2023 and money market funds and U.S. Treasury securities as of December 31, 2022. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of March 31, 2023 and December 31, 2022. The U.S. Treasury securities included in cash equivalents as of December 31, 2022 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of March 31, 2023 and December 31, 2022. The Company had no liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of March 31, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 2 years	$254,722	$354	$(1,213)	$253,863
U.S. government-sponsored enterprise securities	within 2 years	54,988	91	(148)	54,931
Commercial paper	less than 1 year	4,946	—	—	4,946
Corporate bonds	less than 1 year	66,385	—	(747)	65,638
Total marketable securities		$381,041	$445	$(2,108)	$379,378

	As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$179,854	$—	$(1,922)	$177,932
U.S. government-sponsored enterprise securities	within 2 years	12,500	—	(104)	12,396
Commercial paper	less than 1 year	9,860	—	—	9,860
Corporate bonds	within 2 years	90,076	—	(1,288)	88,788
Total marketable securities		$292,290	$—	$(3,314)	$288,976

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
The Company determined that there was no material change in the credit risk of the above, as the majority of the Company's investments are held in commercial paper and corporate bonds which may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper, which does not represent a material change during the three months ended March 31, 2023. As such, an allowance for credit losses was not recognized. As of March 31, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $1.7 million as of March 31, 2023 and $1.4 million as of December 31, 2022.
5.Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are primarily maintained with three financial institutions located in the U.S. Deposits balances with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 on such deposits. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. Restricted cash consists of cash collateralizing a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	March 31,	March 31,
	2023	2022
Cash and cash equivalents	$41,901	$119,842
Restricted cash	560	560
Total cash, cash equivalents, and restricted cash	$42,461	$120,402
6.Accrued Expenses
At March 31, 2023 and December 31, 2022 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related expenses	$2,459	$6,569
Research and development activities	3,262	4,265
Current portion of operating lease liability	1,527	1,494
Other expenses	751	853
Total	$7,999	$13,181
7.Stockholders’ Equity
Sale of PIPE Shares and Pre-Funded Warrants
In February 2023, the Company entered into a securities purchase agreement with existing investors, pursuant to which it sold, in a private placement, the PIPE Shares and the Pre-Funded Warrants. The Pre-Funded Warrants were immediately exercisable upon issuance at an exercise price of $0.0001 per share. The Company received aggregate net proceeds of approximately $99.8 million after deducting offering expenses.
The Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. In connection with the issuance and sale of the PIPE Shares and the Pre-Funded Warrants, the Company granted the investors certain registration rights with respect to the PIPE Shares and the shares issuable upon exercise of the Pre-Funded Warrants.

The Pre-Funded Warrants are evaluated pursuant to ASC 480 and ASC 815. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable, are immediately exercisable, do not embody an obligation for the Company to repurchase its common shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. The Company valued the Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the PIPE Shares and Pre-Funded Warrants, of which $29.9 million and $69.9 million, respectively, net of issuance costs, was recorded as a component of additional paid-in capital.
Common Stock Warrants
As of March 31, 2023, the following Pre-Funded Warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price Per Share	Number of Warrants Issued and Outstanding
February 15, 2023[1]	None	$0.0001	1,980,198

1 Consists of the Pre-Funded Warrants issued in connection with the Company’s February 2023 private placement.
During three months ended March 31, 2023, no warrants were exercised.
8.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company's stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 1.5 million shares in January 2023. As of March 31, 2023, there were a total of 1.4 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$7,247	$5,960
Restricted stock units	2,220	689
Employee Stock Purchase Plan	109	111
Restricted common stock	—	5
Total	$9,576	$6,765
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$4,618	$3,472
General and administrative expense	4,958	3,293
Total	$9,576	$6,765

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	5,263,553	$24.94
Granted	997,624	32.37
Exercised	(124,620)	15.46
Forfeited or expired	(22,097)	47.54
Outstanding as of March 31, 2023	6,114,460	$26.26
Options exercisable as of March 31, 2023	3,158,511	$20.13
Restricted Stock Units
The following table summarizes the restricted stock units activity during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2022	249,090	$43.85
Granted	928,080	31.82
Vested	(60,060)	44.60
Forfeited	—	—
Unvested restricted stock units as of March 31, 2023	1,117,110	$33.81
9.Income Taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act (“TCJA”) amended Section 174 and now requires U.S.-based and non-U.S.-based research and experimental expenditures to be capitalized and amortized over a period of five and 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code, or the Internal Revenue Code. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2023, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2023 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2023.

10.Commitments and Contingencies
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
Through March 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the three months ended March 31, 2023, there were no material changes to the Company’s contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
11.Option and License Agreements
A detailed description of contractual terms and the Company’s accounting for agreements described below was included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.
AbbVie Agreement
In June 2022, AbbVie Biotechnology, Ltd. (“AbbVie”) informed the Company that it had decided to exercise its right to terminate its collaboration agreement with the Company (the “AbbVie Agreement”) for convenience. The AbbVie Agreement terminated effective December 2022. Effective upon the termination of the AbbVie Agreement, all rights and licenses granted thereunder immediately terminated and were returned to the Company. The Company recognized the $100.0 million up-front payment paid to the Company under the AbbVie Agreement as revenue as work was performed in proportion to the costs incurred. These research and development performance obligations were recognized as revenue and completed through the effective date of the termination in December 2022.
The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the AbbVie Agreement during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Revenue recognized	$809
Costs incurred	$413
Janssen Agreement
In February 2019, the Company entered into a research collaboration and option agreement with Janssen Pharmaceuticals, Inc. (the “Janssen Agreement”), a subsidiary of Johnson & Johnson (“Janssen”), to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focuses on three integrin targets, each target the subject of a research program, with a limited ability to substitute integrin targets for others, not explored by the Company, if research results are not favorable.
In January 2023, Janssen informed the Company that it had decided to exercise its right to terminate the Janssen Agreement for convenience. Certain remaining research and development performance obligations under the Janssen Agreement were completed, including the termination of the third integrin research program thereunder, through the effective date of the termination in March 2023. In March 2023, the Company recognized the remaining deferred revenue allocated to the material right upon expiration of the Janssen license option.

The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the Janssen Agreement during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Reimbursement revenue	$51	$1,008
Upfront payment revenue	470	565
Total revenue recognized	$521	$1,573
Costs incurred	$51	$855
The Company had $0.5 million and $0.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had no remaining deferred revenue related to the Janssen Agreement, as all of the performance obligations thereunder were satisfied as of March 31, 2023.
12.Net Loss per Share
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(36,135)	$(31,484)
Weighted average common shares outstanding, basic and diluted	40,112,416	37,133,412
Net loss per share, basic and diluted	$(0.90)	$(0.85)
In February 2023, the Company sold and issued the Pre-Funded Warrants (see Note 7). The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing basic earnings per share because the shares may be issued for little or no consideration, and because the Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended March 31,
	2023	2022
Restricted common stock	—	181
Restricted stock units	1,117,110	270,280
Stock options	6,114,460	5,485,148
Total	7,231,570	5,755,609
In addition to the securities listed in the table above, as of March 31, 2023 the Company had reserved 1,504,601 shares of common stock for sale under the Company’s Employee Stock Purchase Plan, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
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
The MORF-057 Phase 1 study included single-ascending dose, or SAD, food effect, or FE, and multiple-ascending dose, or MAD cohorts evaluating MORF-057 safety, pharmacokinetics, or PK, and pharmacodynamics, or PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily, or BID, doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
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
α4β7 receptor occupancy, or RO, increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.

In an additional MORF-057 Phase 1 study, subjects were dosed up to 200 mg BID and those receiving MORF-057 at 100 BID or 200 mg BID demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo. At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key PD measures. All doses were well tolerated, no safety signals were identified, and a favorable PK profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies.
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. Enrollment of an exploratory cohort of up to ten patients who have previously failed treatment with vedolizumab is ongoing. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index, or RHI, a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by modified Mayo Clinic Score, or mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. Additional details are expected to be provided at a future medical conference.
EMERALD-2 which is a global Phase 2b randomized controlled trial of MORF-057 began dosing patients in November 2022. Patients enrolled in the EMERALD-2 study are randomized to receive one of three active arms or a placebo arm: 100 mg BID, 200 mg BID, and a QD (once daily) arm, or a placebo arm which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the mMCS at 12 weeks. The secondary endpoints will include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025. Given the progress achieved with MORF-057, we paused a second-generation development candidate at the pre-IND stage during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
In February 2019, we entered into an agreement with Janssen to develop novel integrin therapeutics. In January 2023, we received notice from Janssen that they had elected to terminate the Janssen Agreement, which termination became effective in March 2023.
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
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies, or the New ATM, to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended March 31, 2023, no shares were issued under the New ATM. As of March 31, 2023, we had approximately $97.2 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.

In February 2023, we entered into a securities purchase agreement with existing investors pursuant to which we agreed to sell and issue, in a private placement, the PIPE Shares and the Pre-Funded Warrants. We received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 11 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through March 31, 2023, we raised an aggregate of approximately $843.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023 and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of March 31, 2023, we had an accumulated deficit of $333.2 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $421.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.
Impact of the COVID-19 Pandemic
The ongoing COVID-19 pandemic continues to present public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The extent of the ongoing impact of COVID-19 including supply chain disruptions, as well as other economic conditions and trends including increases in consumer prices, inflation, the rise in interest rates and ongoing labor shortage, on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the rise of variants that may be less responsive to existing vaccines, the impact on our clinical and preclinical studies, employee or industry events, and the effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Although we currently have not experienced much of an impact on our business, excluding minor changes to our development timelines, if there are closures or other restrictions in places where we or our vendors work or transport supply that may result in constrained supply of our product candidates or delays in our clinical and preclinical studies or planned clinical trials, our business, results of operations and overall financial performance in future periods could be materially adversely impacted. In addition, we have experienced impacts from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, and delays in review by the FDA and comparable foreign regulatory agencies. As of the filing date of this Form 10-Q, the extent to which COVID-19 and other economic conditions and trends or geo-political actions, including the current armed conflict in Ukraine, may impact our financial condition, results of operations or guidance is uncertain and the effects thereof may not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic, general economic conditions and geo-political actions on our business.

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
Collaboration Revenue — Janssen
In February 2019, we entered into the Janssen Agreement to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focused on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. In January 2023, Janssen informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience, which termination became effective in March 2023.
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
Provision for Income Tax Expense
We record a provision or benefit for income taxes on pre-tax income or loss based on our effective tax rate for the year. For additional details about the current year tax provision, refer to the Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Collaboration revenue	$521	$2,382	$(1,861)	(78)%
Operating expenses:
Research and development	30,449	26,463	3,986	15%
General and administrative	9,277	7,591	1,686	22%
Total operating expenses	39,726	34,054	5,672	17%
Loss from operations	(39,205)	(31,672)	(7,533)	24%
Other income:
Interest income, net	3,100	187	2,913	1,558%
Other income, net	2	1	1	100%
Total other income, net	3,102	188	2,914	1,550%
Loss before provision for income taxes	(36,103)	(31,484)	(4,619)	15%
Provision for income taxes	(32)	—	(32)	*
Net loss	$(36,135)	$(31,484)	$(4,651)	15%
*Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $1.9 million is primarily attributable the conclusion of the AbbVie Agreement and Janssen Agreement in Q4 2022 and Q1 2023, respectively. In Q1 2023, we completed our remaining performance obligations under the Janssen Agreement and recognized the remaining deferred revenue.
Research and Development Expenses
Research and development expense increased by $4.0 million, or 15%, from $26.5 million for the three months ended March 31, 2022 to $30.4 million for the three months ended March 31, 2023. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$11,515	$8,348	$3,167	38%
αvβ8 Program	1,905	3,821	(1,916)	(50)%
Janssen Agreement programs	51	454	(403)	(89)%
AbbVie Agreement programs	—	110	(110)	(100)%
Other early development candidates and unallocated costs	3,453	2,387	1,066	45%
Total external costs	16,924	15,120	1,804	12%
Internal costs:
Employee compensation and benefits	12,400	10,257	2,143	21%
Facility and other	1,125	1,086	39	4%
Total internal costs	13,525	11,343	2,182	19%
Total research and development expense	$30,449	$26,463	$3,986	15%

The changes in research and development expense were primarily attributable to the following:
•The $1.8 million increase in external costs from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement, the Janssen Agreement and the αvβ8 program. The decrease in activity under the αvβ8 program is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $2.2 million increase in internal costs from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.7 million, or 22%, from $7.6 million for the three months ended March 31, 2022 to $9.3 million for the three months ended March 31, 2023. The increase in general and administrative expense was primarily attributable to a $1.7 million increase in non-cash equity-based compensation expense and a $0.2 million increase in personnel-related costs, offset by a $0.1 million decrease in insurance costs and $0.1 million decrease in other general and administrative expenses.
Interest Income, Net
Interest income increased by $2.9 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2023, we raised an aggregate of approximately $843.0 million of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and follow-on equity offering, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in thousands)
Cash	$697	$458
Cash equivalents	41,204	58,814
Marketable securities	379,378	288,976
Total cash, cash equivalents and marketable securities	$421,279	$348,248
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(31,454)	$(28,148)
Net cash used in investing activities	(88,401)	(26,074)
Net cash provided by financing activities	102,484	2,630
Net decrease in cash, cash equivalents and restricted cash	$(17,371)	$(51,592)
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $31.5 million for the three months ended March 31, 2023 compared to $28.1 million in cash used in operating activities for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily driven by an $5.6 million increase in operating expenses, offset by an increase in non-cash items recorded as operating expenses and a decrease in cash outflows from changes in operating assets and liabilities in Q1 2023.

Net Cash Used in Investing Activities
Net cash used in investing activities was $88.4 million for the three months ended March 31, 2023 compared to $26.1 million used in investing activities for the three months ended March 31, 2022. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the three months ended March 31, 2023, the cash used in investing activities was primarily from the deployment of the proceeds from the private issuance of common stock and pre-funded warrants that was completed in February 2023. During the three months ended March 31, 2022, the cash used in investing activities was primarily based on the timing of purchases or maturities in marketable securities in the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $102.5 million for the three months ended March 31, 2023 resulted from $100.0 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023 and $2.5 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2022 of $2.6 million primarily resulted from proceeds received from the issuance of common shares under ESPP and stock option exercises.
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
During the quarter ended March 31, 2023, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $3.7 million at March 31, 2023. As of March 31, 2023, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2022 to March 31, 2023.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed, consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
•Our product candidates are in various stages of development and may fail in development or suffer delays that materially adversely affect their commercial viability. If we or our collaborators are unable to complete development of, or commercialize, our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
As of March 31, 2023, we had 107 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Our future growth may depend, in part, on our ability to develop and commercialize and/or promote our product candidates in foreign markets, for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates in a foreign market before we receive regulatory approval from the applicable regulatory authority in that foreign market, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.
Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
In connection with the conduct of clinical trials of our product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in increased difficulty enrolling participants in clinical trials, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize and products that we may develop, and a decline in our stock price. We currently maintain general liability insurance with coverage up to $10.0 million. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S., including, for example, due to the Russia-Ukraine conflict. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, in April 2023, we were notified by one of our vendors that they suffered a security breach and some of our data, including related to our manufacturing processes and intellectual property, was among the information stolen by an unknown third party. We have taken certain actions in response to that theft and we do not anticipate significant disruption to our business or future prospects. However, in the future, if such an event were to lead to exposure of sensitive information or cause interruptions in our operations or those of our third party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
As of December 31, 2022, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $180.3 million and $191.5 million, respectively, which begin to expire in 2037. As of December 31, 2022, we also had available tax credit carryforwards for federal and state income tax purposes of $12.6 million and $5.7 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Internal Revenue Code (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382 of the Code. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception or that may occur in the future could result in such an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes at the state level, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the TCJA eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures, however, we have no assurance that the provision will be repealed or otherwise modified.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the three months ended March 31, 2023, we reported a net loss of $36.1 million. As of March 31, 2023, we had an accumulated deficit of approximately $333.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•conduct clinical trials for our current and any future product candidates;
•discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials on those candidates;
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and efforts to obtain regulatory approval for our product candidates due to the impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, the ongoing conflict in the Ukraine, inflation, rising interest rates, the ongoing labor shortage or otherwise).
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, our lead product candidate for our α4β7 program, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our current or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of any future revenue, the extent of any further losses or if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of March 31, 2023, we had $421.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic, increase in inflation, rising interest rates, the ongoing labor shortage, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. While the FDIC has since stated that all depositors of SVB will be made whole and we have access to our funds held at SVB, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. Continued instability in the global banking system may adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.
We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, additional collaborations and/or licensing agreements, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, including pursuant to our currently effective registration statement on Form S-3ASR, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders.
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
Our product candidates are in various stages of development and may fail in development or suffer delays that materially adversely affect their commercial viability. If we or our collaborators are unable to complete development of, or commercialize, our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and our product candidates are in various stages of development. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.
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
Our or any collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. To our knowledge, no regulatory authority in the United States or Europe has granted approval for an oral small-molecule integrin inhibitor. We believe the FDA has limited experience with integrin-based therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our MInT Platform and research programs prove to be ineffective, unsafe or commercially unviable, our MInT Platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
All of our product candidates are in preclinical or clinical development, and the risk of failure is high for all programs. It is impossible to predict accurately when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Additionally, comparing the results from different trials may be unreliable due to different protocol designs, trial designs, patient selection and populations, number of patients, trial endpoints, trial objectives and other parameters that may not be the same between trials. Therefore, cross-study comparisons provide very limited information about the efficacy or safety of a drug. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

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
If significant adverse events or other side effects are observed in any of our clinical trials or the clinical trials of our collaborators, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, progressive multifocal leukoencephalopathy, or PML, has been observed by others as an adverse effect during late-stage clinical development of infusible antibody inhibitor of α4β1 integrin, natalizumab. This adverse effect was not observed in the preclinical studies or during early clinical development of natalizumab. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we will need to build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which would be expensive and time consuming and would require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.
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
We have in the past and may in the future seek to enter into collaboration agreements with third parties for the discovery or development of certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. We have derived substantially all of our revenue to date from collaboration agreements with third parties, and we may derive a portion of our future revenue from collaboration agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, or if our collaborations are otherwise not successful, revenue and cash resources from milestone payments under any collaboration agreements that we may enter into will be substantially less than expected. AbbVie informed us that it did not intend to advance any of its selective oral αvβ6-specific integrin inhibitors due to a suspected on-target / αvβ6-mediated safety signal that was observed in pre-clinical testing, and in June 2022, informed us that it had decided to exercise its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022. In addition, in December 2021, Janssen informed us that it had decided not to exercise the options on the first two integrin targets under the Janssen Agreement due to a lack of target validation in the specific disease of Janssen’s interest and, in January 2023, informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience and we have focused efforts on the third integrin research program which includes the potential development of integrin antibody activators. The termination of the Janssen Agreement became effective in March 2023.
In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful or are terminated, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2023, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 continue to disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.
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
In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. In addition, unless we conduct head-to-head comparative clinical trials for our product candidates, we will be unable to make comparative claims regarding any other products in the promotional materials for our product candidates. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.
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
There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The TCJA, among other things, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such efforts to repeal, replace, amend or invalidate the ACA or its implementing regulations, or portions thereof, and the healthcare reform measures of the Biden administration will impact the ACA or our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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
Recently, healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The full economic impact of the IRA is unknown at this time, but the law’s passage may affect the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors including government authorities, such as Medicare and Medicaid, private health insurers and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors are critical to new product acceptance. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our products remain in various stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.
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
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19, the ongoing conflict in the Ukraine, recent instability in the banking sector, inflation, rising interest rates, and the ongoing labor shortage.
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
•natural disasters and other calamities, including global pandemics, such as COVID-19; and
•general economic, industry and market conditions, including recent instability in the banking sector, inflation, rising interest rates, and the ongoing labor shortage.
In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, recent instability in the banking sector, increase in inflation, rising interest rates, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto, that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock. In addition, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.
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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion, deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies upon our delivery of a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible to predict the number of shares that will be ultimately issued, if any, pursuant to the sales agreement. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3ASR, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and we rely on limited accounting and finance staff to compile the system and process documentation necessary to perform the annual evaluation needed to comply with Section 404. We may not be able to complete our annual evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the evaluation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, or NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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

MORPHIC HOLDING, INC.

April 25, 2023	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
April 25, 2023		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

April 25, 2023	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)