Form 10-Q
period 2023-06-30
Morphic Holding, Inc.
filed 2023-08-03
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 31, 2023 was 47,922,520.

Page

Part I—Financial Information	2
Item 1—Condensed Consolidated Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	2
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2023 and 2022	3
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31 and June 30, 2023 and three months ended March 31 and June 30, 2022	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures about Market Risk	27
Item 4—Controls and Procedures	27

Part II—Other Information	28
Item 1—Legal Proceedings	28
Item 1A—Risk Factors	29
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3—Defaults Upon Senior Securities	76
Item 4—Mine Safety Disclosures	76
Item 5—Other Information	76
Item 6—Exhibits	76
Signatures	77

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$217,276	$59,272
Marketable securities	514,080	288,976
Accounts receivable	—	455
Prepaid expenses and other current assets	11,265	13,479
Total current assets	742,621	362,182
Operating lease right-of-use assets	2,836	3,514
Property and equipment, net	2,507	2,119
Restricted cash	560	560
Other assets	196	214
Total assets	$748,720	$368,589

Liabilities
Current liabilities:
Accounts payable	$3,661	$3,475
Accrued expenses	14,148	13,181
Deferred revenue, current portion	—	470
Total current liabilities	17,809	17,126

Long-term liabilities:
Operating lease liability, net of current portion	1,550	2,344
Total liabilities	19,359	19,470

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 47,883,202 shares issued and outstanding as of June 30, 2023 and 38,584,678 shares issued and outstanding as of December 31, 2022	5	4
Additional paid‑in capital	1,103,516	649,549
Accumulated deficit	(372,243)	(297,095)
Accumulated other comprehensive loss	(1,917)	(3,339)
Total stockholders’ equity	729,361	349,119
Total liabilities and stockholders’ equity	$748,720	$368,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$60,236	$521	$62,618
Operating expenses:
Research and development	35,719	25,652	66,168	52,115
General and administrative	9,583	8,234	18,860	15,825
Total operating expenses	45,302	33,886	85,028	67,940
(Loss) income from operations	(45,302)	26,350	(84,507)	(5,322)
Other income:
Interest income, net	6,427	482	9,527	669
Other income, net	—	11	2	12
Total other income, net	6,427	493	9,529	681
(Loss) income before provision for income taxes	(38,875)	26,843	(74,978)	(4,641)
Provision for income taxes	(138)	(2)	(170)	(2)
Net (loss) income	$(39,013)	$26,841	$(75,148)	$(4,643)

Net (loss) income per share, basic	$(0.92)	$0.70	$(1.82)	$(0.12)
Net (loss) income per share, diluted	$(0.92)	$0.68	$(1.82)	$(0.12)

Weighted average common shares outstanding, basic	42,373,407	38,244,547	41,249,157	37,692,049
Weighted average common shares outstanding, diluted	42,373,407	39,554,651	41,249,157	37,692,049

Comprehensive (loss) income:
Net (loss) income	$(39,013)	$26,841	$(75,148)	$(4,643)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(229)	(625)	1,422	(1,935)
Total other comprehensive (loss) income	(229)	(625)	1,422	(1,935)
Comprehensive (loss) income	$(39,242)	$26,216	$(73,726)	$(6,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	9,576	—	—	9,576
Vesting of restricted shares	60,060	—	—	—	—	—
Issuance of common shares upon stock option exercises	124,620	—	1,927	—	—	1,927
Issuance of common shares under the Employee Stock Purchase Plan	23,449	—	578	—	—	578
Issuance of pre-funded warrants to purchase common shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Unrealized holding gains on marketable securities	—	—	—	—	1,651	1,651
Net loss	—	—	—	(36,135)	—	(36,135)
Balance at March 31, 2023	39,641,462	$4	$761,429	$(333,230)	$(1,688)	$426,515
Equity‑based compensation expense	—	—	10,315	—	—	10,315
Vesting of restricted shares	1,500	—	—	—	—	—
Issuance of common shares upon stock option exercises	390,490	—	5,511	—	—	5,511
Issuance of common stock upon exercise of pre-funded warrants	499,998	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $1.4 million	1,216,418	—	67,201	—	—	67,201
Issuance of common shares in secondary offering, net of offering costs of $16.9 million	6,133,334	1	259,060	—	—	259,061
Unrealized holding losses on marketable securities	—	—	—	—	(229)	(229)
Net loss	—	—	—	(39,013)	—	(39,013)
Balance at June 30, 2023	47,883,202	$5	$1,103,516	$(372,243)	$(1,917)	$729,361

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity-based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Unrealized holding losses on marketable securities	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368
Equity-based compensation expense	—	—	7,623	—	—	7,623
Vesting of restricted shares	3,681	—	—	—	—	—
Issuance of common shares upon stock option exercises	194,442	—	1,573	—	—	1,573
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Unrealized holding losses on marketable securities	—	—	—	—	(625)	(625)
Net income	—	—	—	26,841	—	26,841
Balance at June 30, 2022	38,448,592	$4	$633,100	$(242,697)	$(2,417)	$387,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(75,148)	$(4,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	511
Discount accretion and premium amortization on marketable securities	(2,907)	1,133
Equity‑based compensation	19,891	14,388
Change in operating assets and liabilities:
Accounts receivable	455	1,271
Prepaid expenses and other current assets	2,280	(89)
Other assets	18	(147)
Operating lease right-of-use assets	678	636
Accounts payable	334	(1,017)
Accrued expenses	584	(1,926)
Deferred revenue	(470)	(60,574)
Operating lease liability	(728)	(508)
Net cash used in operating activities	(54,488)	(50,965)
Cash flows from investing activities:
Purchases of marketable securities	(348,125)	(77,294)
Proceeds from maturities of marketable securities	127,350	54,550
Purchases of property and equipment	(843)	(52)
Net cash used in investing activities	(221,618)	(22,796)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	99,799	—
Proceeds from issuance of common shares under Employee Stock Purchase Plan	578	571
Proceeds from at-the-market offering, net of issuance costs	67,201	39,281
Proceeds from secondary offering, net of issuance costs	259,160	—
Proceeds from issuance of common shares upon stock option exercises	7,372	3,658
Net cash provided by financing activities	434,110	43,510
Net increase (decrease) in cash, cash equivalents and restricted cash	158,004	(30,251)
Cash and cash equivalents and restricted cash, beginning of period	59,832	171,994
Cash and cash equivalents and restricted cash, end of period	$217,836	$141,743

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$246	$248
Amounts from exercise of stock options included in prepaid expenses and other current assets	$70	$42
Unpaid issuance costs for the at-the-market and secondary offerings included in accounts payable and accrued expenses	$99	$71
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Organization and Liquidity
Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop potentially first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, to the Company’s knowledge no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration (“FDA”) or any European regulatory authority. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging its unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity and the pharmaceutical properties required for oral administration.
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
In July 2020, the Company entered into an Open Market Sale Agreement (the “Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission on the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also has provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Original Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering amount of up to $150.0 million, also subject to a commission on the gross sales proceeds from shares of its common stock, referred to as Placement Shares, sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, Placement Shares through Jefferies as its sales agent.
During the three months ended June 30, 2023, the Company issued and sold 1,216,418 shares under the New ATM for net proceeds of approximately $67.2 million after deducting offering commissions and expenses. As of June 30, 2023, the Company had approximately $28.6 million of common stock remaining available for sale under the New ATM.
In February 2023, the Company entered into a securities purchase agreement with existing investors, consisting of a board member and holder of more than 5% of the Company’s common stock and a holder of more than 5% of the Company’s common stock, pursuant to which the Company sold to the investors, in a private placement, 848,655 shares of common stock at a price of $35.35 per share (the “PIPE Shares”) and pre-funded warrants to purchase up to 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant where each pre-funded warrant has an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). The Company received aggregate net proceeds of approximately $100.0 million, before deducting costs and offering expenses payable by the Company, as discussed further in Note 7.
In May 2023, the Company completed an underwritten public offering of 6,133,334 shares of its common stock, which includes 800,000 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $45.00 per share. Gross proceeds from the secondary offering were approximately $276.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company of approximately $16.9 million, resulting in net proceeds of approximately $259.1 million.

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Morphic Holding, Inc. and its wholly owned subsidiaries, Morphic Therapeutic, Inc., Morphic Therapeutic UK Ltd and Morphic Security Corporation. All intercompany balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2023 and 2022.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K, except as described below.
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
At June 30, 2023, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate debt securities, including corporate bonds and commercial paper, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$216,181	$216,181	$—	$—
Marketable securities:
U.S. Treasury securities	403,960	—	403,960	—
U.S. government-sponsored enterprise securities	54,614	—	54,614	—
Commercial paper	4,994	—	4,994	—
Corporate bonds	50,512	—	50,512	—
Total assets	$730,261	$216,181	$514,080	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,814	$38,942	$19,872	$—
Marketable securities:
U.S. Treasury securities	177,932	—	177,932	—
U.S. government-sponsored enterprise securities	12,396	—	12,396	—
Commercial paper	9,860	—	9,860	—
Corporate bonds	88,788	—	88,788	—
Total assets	$347,790	$38,942	$308,848	$—
Cash equivalents consist of money market funds as of June 30, 2023 and money market funds and U.S. Treasury securities as of December 31, 2022. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of June 30, 2023 and December 31, 2022. The U.S. Treasury securities included in cash equivalents as of December 31, 2022 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of June 30, 2023 and December 31, 2022. The Company had no liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of June 30, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 2 years	$405,132	$21	$(1,193)	$403,960
U.S. government-sponsored enterprise securities	within 2 years	54,992	—	(378)	54,614
Commercial paper	less than 1 year	4,994	—	—	4,994
Corporate bonds	less than 1 year	50,854	—	(342)	50,512
Total marketable securities		$515,972	$21	$(1,913)	$514,080

	As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$179,854	$—	$(1,922)	$177,932
U.S. government-sponsored enterprise securities	within 2 years	12,500	—	(104)	12,396
Commercial paper	less than 1 year	9,860	—	—	9,860
Corporate bonds	within 2 years	90,076	—	(1,288)	88,788
Total marketable securities		$292,290	$—	$(3,314)	$288,976
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
The Company determined that there was no material change in the credit risk of the above securities during the three and six months ended June 30, 2023 and 2022. As such, an allowance for credit losses was not recognized. As of June 30, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $2.2 million as of June 30, 2023 and $1.4 million as of December 31, 2022.
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

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$217,276	$141,183
Restricted cash	560	560
Total cash, cash equivalents, and restricted cash	$217,836	$141,743

6.Accrued Expenses
At June 30, 2023 and December 31, 2022 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related expenses	$4,336	$6,569
Research and development activities	7,267	4,265
Current portion of operating lease liability	1,560	1,494
Other expenses	985	853
Total	$14,148	$13,181
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
Common Stock Warrants
As of June 30, 2023, the following Pre-Funded Warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price Per Share	Number of Warrants Outstanding
February 15, 2023[1]	None	$0.0001	1,480,198

1 Consists of the Pre-Funded Warrants issued in connection with the Company’s February 2023 private placement.
During the three months ended June 30, 2023, 499,998 shares of common stock were issued upon the net exercise of 500,000 Pre-Funded Warrants.

8.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 1.5 million shares in January 2023. As of June 30, 2023, there were a total of 1.3 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive (loss) income, by award type, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$7,684	$6,825	$14,931	$12,785
Restricted stock units	2,523	706	4,743	1,395
Employee Stock Purchase Plan	108	92	217	203
Restricted common stock	—	—	—	5
Total	$10,315	$7,623	$19,891	$14,388
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive (loss) income, by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$4,962	$3,421	$9,580	$6,893
General and administrative expense	5,353	4,202	10,311	7,495
Total	$10,315	$7,623	$19,891	$14,388
Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	5,263,553	$24.94
Granted	1,141,304	35.32
Exercised	(515,110)	14.44
Forfeited or expired	(22,097)	47.54
Outstanding as of June 30, 2023	5,867,650	$27.80
Options exercisable as of June 30, 2023	3,248,036	$21.95
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2022	249,090	$43.85
Granted	928,080	31.82
Vested	(61,560)	44.09
Forfeited	—	—
Unvested restricted stock units as of June 30, 2023	1,115,610	$33.83

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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2023, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2023 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2023.
10.Commitments and Contingencies
Guarantees and Indemnifications
The Company entered, and intends to continue to enter, into separate indemnification agreements with directors, officers, and certain other key employees, in addition to the indemnification provided for in the restated certificate of incorporation and restated bylaws, as amended. These agreements, among other things, require the Company to indemnify directors, officers, and certain other key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to the Company or any of its subsidiaries or any other company or enterprise to which these individuals provide services at the Company’s request. Subject to certain limitations, the indemnification agreements also require the Company to advance expenses incurred by directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.
The Company has standard indemnification arrangements in its leases for laboratory and office space that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or non-performance under the Company’s lease.
Through June 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the six months ended June 30, 2023, there were no material changes to the Company’s contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
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
No research and development costs were incurred or revenue was recognized in connection with the AbbVie Agreement during the three and six months ended June 30, 2023. The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the AbbVie Agreement during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenue recognized	$58,441	$59,250
Costs incurred	188	601
Janssen Agreement
In February 2019, the Company entered into a research collaboration and option agreement with Janssen Pharmaceuticals, Inc. (the “Janssen Agreement”), a subsidiary of Johnson & Johnson (“Janssen”), to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focused on three integrin targets, each target the subject of a research program, with a limited ability to substitute integrin targets for others, not explored by the Company, if research results were not favorable.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the Janssen Agreement during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reimbursement revenue	$—	$1,034	$51	$2,042
Upfront payment revenue	—	761	470	1,326
Total revenue recognized	$—	$1,795	$521	$3,368
Costs incurred	$—	$873	$51	$1,728
The Company had no amounts and $0.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company had no remaining deferred revenue related to the Janssen Agreement, as all of the performance obligations thereunder were satisfied as of March 31, 2023.

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
The following tables illustrate the determination of basic and diluted (loss) income per share for each period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(39,013)	$26,841	$(75,148)	$(4,643)
Weighted average common shares outstanding, basic	42,373,407	38,244,547	41,249,157	37,692,049
Net (loss) income per share, basic	$(0.92)	$0.70	$(1.82)	$(0.12)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(39,013)	$26,841	$(75,148)	$(4,643)
Weighted average common shares outstanding, basic	42,373,407	38,244,547	41,249,157	37,692,049

Dilutive impact from:
Stock options	—	1,305,630	—	—
Restricted common stock and stock units	—	1,204	—	—
Employee Stock Purchase Plan	—	3,270	—	—
Weighted average common shares outstanding, diluted	42,373,407	39,554,651	41,249,157	37,692,049

Net (loss) income per share, diluted	$(0.92)	$0.68	$(1.82)	$(0.12)
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
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	1,115,610	260,050	1,115,610	267,210
Stock options	5,867,650	2,667,691	5,867,650	5,481,739
Total	6,983,260	2,927,741	6,983,260	5,748,949
In addition to the securities listed in the table above, as of June 30, 2023 the Company had reserved 1,504,601 shares of common stock for sale under the Company’s Employee Stock Purchase Plan, which, if issued, would be anti-dilutive if included in calculation of diluted net (loss) income per share for the three and six months ended June 30, 2023.

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
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the remaining impact of the COVID-19 pandemic, our business strategy, market size, potential growth opportunities, our preclinical and clinical development activities, the efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the FDA or any European regulatory authority. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
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
MORF-057 was well tolerated in all cohorts and no safety signals were identified. MORF-057 demonstrated a favorable PK profile, where target engagement was confirmed, and a clear PK and PD relationship was established. MORF-057 was rapidly absorbed and systemic exposure was confirmed to increase approximately dose proportionally. A slight reduction in exposure without effect on trough concentrations was observed upon administration with a high fat meal in the FE study. The results suggest food intake has no significant effect on trough MORF-057 levels and that MORF-057 can be administered without regard to food in planned studies in patients.
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
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We have elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index, or RHI, a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by modified Mayo Clinic Score, or mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at the UEG Week 2023 in October in Copenhagen.
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
In addition, we are near completion of the Phase 2b study design for MORF-057 in Crohn’s Disease. Given the progress achieved with MORF-057, we paused a second-generation development candidate at the pre-IND stage during 2022, focusing on the advancement of MORF-057 through Phase 2 clinical programs. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
Beyond our lead molecule, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced to the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021. Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we have nominated MORF-088, a selective small molecule inhibitor of αvβ8, as a development candidate for myelofibrosis. We also have additional research stage programs ongoing against fibronectin integrin targets in pulmonary hypertensive diseases including pulmonary arterial hypertension (PAH) and other therapeutic areas. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
Since June 2015 we have had exclusive integrin focused collaboration agreements in place with Schrodinger, a leader in chemical simulation and in silico drug discovery. We have successfully used its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of integrin targets, perform target validation and analysis, identify leads, and perform lead optimization to establish a portfolio of integrin programs. We believe the Schrödinger Agreement enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational and machine learning technologies.
With our internal proven capabilities in structural biology, medicinal chemistry and screening, the Schrodinger platform accelerates our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology, and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their full software suite beyond the scope of integrins. As a result, in 2023, we have begun advancing additional clinically validated targets with a focus in the inflammation and immunology therapeutic areas, which are highly complementary to our current assets within the integrin space.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.

In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies, or the New ATM, to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150.0 million. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended June 30, 2023, 1,216,418 shares were issued under the New ATM for net proceeds of $67.2 million, after deducting offering commissions and expenses. As of June 30, 2023, we had approximately $28.6 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
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
In May 2023, we completed an underwritten public offering of shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares of common stock. We received gross proceeds from the secondary offering of approximately $276.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by us of approximately $16.9 million, resulting in net proceeds of approximately $259.1 million.
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 11 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through June 30, 2023, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of June 30, 2023, we had an accumulated deficit of $372.2 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $731.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.
Risks and Uncertainties
We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to the remaining impact of COVID-19, supply chain disruptions, increases in consumer prices, inflation, and market volatility, the rise in interest rates, recent instability in the banking sector, the federal debt ceiling and budget, labor shortages and the ongoing Russia-Ukraine conflict. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business, excluding minor changes to our development timelines. Our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. As of the date of issuance of these condensed consolidated financial statements, the extent to which the current macroeconomic and geopolitical environments and the remaining impact of the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations remains uncertain.

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

Research and development activities are central to our business model. Product candidates in later stags of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we continue the development of our product candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Collaboration revenue	$—	$60,236	$(60,236)	(100)%
Operating expenses:
Research and development	35,719	25,652	10,067	39%
General and administrative	9,583	8,234	1,349	16%
Total operating expenses	45,302	33,886	11,416	34%
(Loss) income from operations	(45,302)	26,350	(71,652)	(272)%
Other income:
Interest income, net	6,427	482	5,945	*
Other income, net	—	11	(11)	(100)%
Total other income, net	6,427	493	5,934	*
(Loss) income before provision for income taxes	(38,875)	26,843	(65,718)	(245)%
Provision for income taxes	(138)	(2)	(136)	*
Net (loss) income	$(39,013)	$26,841	$(65,854)	(245)%
* Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $60.2 million is primarily attributable the conclusion of the AbbVie Agreement and Janssen Agreement in December 2022 and March 2023, respectively. There were no outstanding revenue generating collaboration agreements during three months ended June 30, 2023.
Research and Development Expenses
Research and development expense increased by $10.1 million, or 39%, from $25.7 million for the three months ended June 30, 2022 to $35.7 million for the three months ended June 30, 2023. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$15,433	$8,548	$6,885	81%
MORF-088	1,719	3,693	(1,974)	(53)%
Janssen Agreement programs	—	456	(456)	(100)%
AbbVie Agreement programs	—	23	(23)	(100)%
Other early development candidates and unallocated costs	4,452	2,247	2,205	98%
Total external costs	21,604	14,967	6,637	44%
Internal costs:
Employee compensation and benefits	13,100	9,710	3,390	35%
Facility and other	1,015	975	40	4%
Total internal costs	14,115	10,685	3,430	32%
Total research and development expense	$35,719	$25,652	$10,067	39%

The changes in research and development expense were primarily attributable to the following:
•The $6.6 million increase in external costs from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement, the Janssen Agreement and for MORF-088. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $3.4 million increase in internal costs from the three months ended June 30, 2022 to the three months ended June 30, 2023 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.4 million, or 16%, from $8.2 million for the three months ended June 30, 2022 to $9.6 million for the three months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to a $1.2 million increase in non-cash equity-based compensation expense.
Interest Income, Net
Interest income increased by $5.9 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Collaboration revenue	$521	$62,618	$(62,097)	(99)%
Operating expenses:
Research and development	$66,168	$52,115	14,053	27%
General and administrative	18,860	15,825	3,035	19%
Total operating expenses	85,028	67,940	17,088	25%
Loss from operations	(84,507)	(5,322)	(79,185)	*
Other income:
Interest income, net	9,527	669	8,858	*
Other income, net	2	12	(10)	(83)%
Total other income, net	9,529	681	8,848	*
Loss before provision for income taxes	(74,978)	(4,641)	(70,337)	*
Provision for income taxes	(170)	(2)	(168)	*
Net loss	$(75,148)	$(4,643)	$(70,505)	*
* Percentage not meaningful
Collaboration Revenue
Collaboration revenue decreased by $62.1 million, or 99%, from $62.6 million for the six months ended June 30, 2022 to $0.5 million for the six months ended June 30, 2023. The decrease is primarily attributable the conclusion of the AbbVie Agreement and Janssen Agreement in December 2022 and March 2023, respectively. There were no outstanding revenue generating collaboration agreements during the three months ended June 30, 2023.
Research and Development Expenses
Research and development expense increased by $14.1 million. A significant portion of our research and development costs have been external preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$26,948	$16,896	$10,052	59%
MORF-088	3,624	7,514	(3,890)	(52)%
Janssen Agreement programs	51	910	(859)	(94)%
AbbVie Agreement programs	—	133	(133)	(100)%
Other early development candidates and unallocated costs	7,905	4,634	3,271	71%
Total external costs	38,528	30,087	8,441	28%
Internal costs:
Employee compensation and benefits	25,500	19,967	5,533	28%
Facility and other	2,140	2,061	79	4%
Total internal costs	27,640	22,028	5,612	25%
Total research and development expense	$66,168	$52,115	$14,053	27%

The increase in research and development expense was primarily attributable to the following:
▪The $8.4 million increase in external costs from six months ended June 30, 2022 to the six months ended June 30, 2023 was primarily related to costs associated with the Phase 2 clinical study which commenced in the fourth quarter of 2022 and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement, the Janssen Agreement and for MORF-088. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $5.6 million increase in internal costs from the six months ended June 30, 2022 to the six months ended June 30, 2023 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $3.0 million, or 19%, from $15.8 million for the six months ended June 30, 2022 to $18.9 million for the six months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to a $2.8 million increase in non-cash equity-based compensation expense and a $0.4 million increase in personnel-related costs, offset by a $0.2 million decrease in insurance costs.
Interest Income, Net
Interest income increased by $8.9 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2023, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and secondary equity offerings, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under our at-the-market equity facilities, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in thousands)
Cash	$1,095	$458
Cash equivalents	216,181	58,814
Marketable securities	514,080	288,976
Total cash, cash equivalents and marketable securities	$731,356	$348,248
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(54,488)	$(50,965)
Net cash used in investing activities	(221,618)	(22,796)
Net cash provided by financing activities	434,110	43,510
Net increase (decrease) in cash, cash equivalents and restricted cash	$158,004	$(30,251)
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $54.5 million for the six months ended June 30, 2023 compared to $51.0 million in cash used in operating activities for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily driven by a $17.1 million increase in operating expenses, offset by increases in interest income and non-cash items recorded as operating expenses and a decrease in cash outflows from changes in operating assets and liabilities in 2023.

Net Cash Used in Investing Activities
Net cash used in investing activities was $221.6 million for the six months ended June 30, 2023 compared to $22.8 million used in investing activities for the six months ended June 30, 2022. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the six months ended June 30, 2023, the cash used in investing activities was primarily from the deployment of the proceeds from the private issuance of common stock and pre-funded warrants that was completed in February 2023, the proceeds from the secondary equity offering completed in May 2023 and the proceeds from the sale of common stock under the at-the-market equity facility. During the six months ended June 30, 2022, the cash used in investing activities was primarily based on the timing of purchases or maturities in marketable securities in the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $434.1 million for the six months ended June 30, 2023 resulted from $99.8 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023, the $259.2 million in net proceeds from the underwritten public offering of common stock completed in May 2023, $67.2 million in net proceeds from the sale of common stock under the at-the-market equity facility and $8.0 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2022 of $43.5 million resulted from $39.3 million in net proceeds received from the sale of common stock through the at-the-market equity facility in the six months ended June 30, 2022 and from the $4.2 million in proceeds from the issuance of common shares under the ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result macroeconomic factors relating to the remaining impacts of COVID-19, the ongoing conflict in the Ukraine, inflation and market volatility, rising interest rates, recent instability in the global banking sector or the federal debt ceiling and budget, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027
We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the remaining effects of the COVID-19 pandemic (including supply chain interruptions) or geo-political actions, including war (such as the current armed conflict in Ukraine);
•general economic conditions and trends, including inflation and market volatility, rising interest rates, the ongoing labor shortage, recent instability in the global banking sector and the federal debt ceiling and budget; and
•the cost of operating as a public company.
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
During the quarter ended June 30, 2023, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $3.3 million at June 30, 2023. As of June 30, 2023, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2022 to June 30, 2023.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2023, we had 110 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S., including, for example, due to the Russia-Ukraine conflict. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, in April 2023, we were notified by one of our vendors that they had suffered a security breach and that some of our data, including related to our manufacturing processes and intellectual property, was among the information stolen by an unknown third party. We did not experience any significant disruption to our business, nor do we expect any significant disruption to our future prospects, as a result of that theft. However, in the future, if such an event were to lead to exposure of sensitive information or cause interruptions in our operations or those of our third party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in ulcerative colitis, and in April 2023 presented positive data from the main cohort (n=35) of the EMERALD-1 open-label, single-arm Phase 2a trial of MORF-057 at a dose of 100 mg twice daily in patients with moderate to severe ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the six months ended June 30, 2023, we reported a net loss of $75.1 million. As of June 30, 2023, we had an accumulated deficit of approximately $372.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and efforts to obtain regulatory approval for our product candidates due to the remaining impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, the ongoing conflict in the Ukraine, recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the ongoing labor shortage or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of June 30, 2023, we had $731.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the remaining impact of the COVID-19 pandemic, increases in inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the ongoing labor shortage, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. While the FDIC has since stated that all depositors of SVB will be made whole, First-Citizens Bank & Trust Company has assumed our deposits from SVB, and we have access to those funds, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. Continued instability in the global banking system may adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities, our Pre-Funded Warrants and debt financing.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved in the United States or Europe. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Gilead Sciences, Inc, and EA Pharma Co. LTD, as well as therapies with different mechanisms of action in clinical development by AbbVie, Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, and Bristol-Myers Squibb, in addition to other pharmaceutical companies.
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of myelofibrosis and solid tumors. Currently approved myelofibrosis therapies include the oral JAK inhibitors Jakafi (ruxolitinib), marketed by Incyte Corp and Novartis International AG, Inrebic (fedratinib), marketed by Bristol-Myers Squibb, and Vonjo (pacritinib), marketed by Swedish Orphan Biovitrum AB. We are aware of myelofibrosis therapies in clinical development by GSK plc., MorphoSys AG, Incyte Corp, Geron Corporation, AbbVie, and Bristol-Myers Squibb in addition to other pharmaceutical companies. There are currently no approved αvβ8 inhibitors for any indication. We are aware of an anti-αvβ8 monoclonal antibody in clinical development for the treatment of solid tumors by Pfizer, Inc. In addition, we are aware of preclinical stage anti-αvβ8 monoclonal antibody programs for solid tumors from Corbus Pharmaceuticals Holdings, Inc., and a small molecule program from Pliant Therapeutics. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway for the treatment of solid tumors in development by Novartis International AG, AbbVie, Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.
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
Our business could be adversely impacted by the remaining effects of the COVID-19 pandemic or other epidemics or pandemics. If there are closures or other restrictions in the places where we or our manufacturers and suppliers operate, we may experience disruptions to our operations. We have in the past and may in the future experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemics or outbreaks occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has in the past and may in the future experience disruptions, including in connection with temporary office closures and suspension of services by our suppliers, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2023, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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

•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19, the ongoing conflict in the Ukraine, recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget, and the ongoing labor shortage.
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
•natural disasters and other calamities, including global pandemics, such as COVID-19; and
•general economic, industry and market conditions, including recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget and the ongoing labor shortage.
In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, recent instability in the banking sector, increases in inflation and market volatility, rising interest rates, the federal debt ceiling and budget, disruptions to global supply chains, and the ongoing conflict in the Ukraine and the global sanctions imposed in response thereto, that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock. In addition, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. Market volatility may lead to increased shareholder activism if we experience a market valuation that they believe are not reflective of our stock’s intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.
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

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our Pre-Funded Warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.

As of June 30, 2023, we have issued Pre-Funded Warrants to purchase a total of 1,980,198 shares of our common stock, of which 500,000 have been exercised and 1,480,198 are currently outstanding. Each Pre-Funded Warrant is exercisable for $0.0001 per share of common stock underlying such Pre-Funded Warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Pre-Funded Warrants. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the Pre-Funded Warrants. To the extent such Pre-Funded Warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, as amended				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

MORPHIC HOLDING, INC.

August 3, 2023	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
August 3, 2023		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

August 3, 2023	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)