Form 10-Q
period 2023-09-30
Morphic Holding, Inc.
filed 2023-11-03
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2023 was 49,742,966.

Page

Part I—Financial Information	2
Item 1—Condensed Consolidated Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	3
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, June 30 and September 30, 2023 and three months ended March 31, June 30 and September 30, 2022	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures about Market Risk	27
Item 4—Controls and Procedures	27

Part II—Other Information	28
Item 1—Legal Proceedings	28
Item 1A—Risk Factors	29
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3—Defaults Upon Senior Securities	75
Item 4—Mine Safety Disclosures	75
Item 5—Other Information	75
Item 6—Exhibits	75
Signatures	76

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$74,232	$59,272
Marketable securities	650,835	288,976
Accounts receivable	—	455
Prepaid expenses and other current assets	13,030	13,479
Total current assets	738,097	362,182
Operating lease right-of-use assets	2,487	3,514
Property and equipment, net	2,280	2,119
Restricted cash	560	560
Other assets	178	214
Total assets	$743,602	$368,589

Liabilities
Current liabilities:
Accounts payable	$5,268	$3,475
Accrued expenses	14,030	13,181
Deferred revenue, current portion	—	470
Total current liabilities	19,298	17,126

Long-term liabilities:
Operating lease liability, net of current portion	1,136	2,344
Total liabilities	20,434	19,470

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 49,742,966 shares issued and outstanding as of September 30, 2023 and 38,584,678 shares issued and outstanding as of December 31, 2022	5	4
Additional paid‑in capital	1,133,334	649,549
Accumulated deficit	(408,455)	(297,095)
Accumulated other comprehensive loss	(1,716)	(3,339)
Total stockholders’ equity	723,168	349,119
Total liabilities and stockholders’ equity	$743,602	$368,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$2,055	$521	$64,673
Operating expenses:
Research and development	34,364	25,245	100,532	77,360
General and administrative	10,384	8,303	29,244	24,128
Total operating expenses	44,748	33,548	129,776	101,488
Loss from operations	(44,748)	(31,493)	(129,255)	(36,815)
Other income:
Interest income, net	8,612	1,657	18,139	2,326
Other income (expense), net	7	(156)	9	(144)
Total other income, net	8,619	1,501	18,148	2,182
Loss before provision for income taxes	(36,129)	(29,992)	(111,107)	(34,633)
Provision for income taxes	(83)	(29)	(253)	(31)
Net loss	$(36,212)	$(30,021)	$(111,360)	$(34,664)

Net loss per share, basic and diluted	$(0.73)	$(0.78)	$(2.65)	$(0.91)

Weighted average common shares outstanding, basic and dilutive	49,548,947	38,490,910	41,979,245	37,961,262

Comprehensive loss:
Net loss	$(36,212)	$(30,021)	$(111,360)	$(34,664)
Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	201	(1,680)	1,623	(3,615)
Total other comprehensive income (loss)	201	(1,680)	1,623	(3,615)
Comprehensive loss	$(36,011)	$(31,701)	$(109,737)	$(38,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	9,576	—	—	9,576
Vesting of restricted shares	60,060	—	—	—	—	—
Issuance of common shares upon stock option exercises	124,620	—	1,927	—	—	1,927
Issuance of common shares under the Employee Stock Purchase Plan	23,449	—	578	—	—	578
Issuance of pre-funded warrants to purchase common shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Unrealized holding gains on marketable securities	—	—	—	—	1,651	1,651
Net loss	—	—	—	(36,135)	—	(36,135)
Balance at March 31, 2023	39,641,462	$4	$761,429	$(333,230)	$(1,688)	$426,515
Equity‑based compensation expense	—	—	10,315	—	—	10,315
Vesting of restricted shares	1,500	—	—	—	—	—
Issuance of common shares upon stock option exercises	390,490	—	5,511	—	—	5,511
Issuance of common stock upon exercise of pre-funded warrants	499,998	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $1.4 million	1,216,418	—	67,201	—	—	67,201
Issuance of common shares in secondary offering, net of offering costs of $16.9 million	6,133,334	1	259,060	—	—	259,061
Unrealized holding losses on marketable securities	—	—	—	—	(229)	(229)
Net loss	—	—	—	(39,013)	—	(39,013)
Balance at June 30, 2023	47,883,202	$5	$1,103,516	$(372,243)	$(1,917)	$729,361
Equity-based compensation expense		—	10,534	—	—	10,534
Vesting of restricted shares	525	—		—	—	—
Issuance of common shares upon stock option exercises	65,529	—	1,522	—	—	1,522
Issuance of common shares under the Employee Stock Purchase Plan	11,179	—	415	—	—	415
Issuance of common stock upon exercise of warrants	1,480,190	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $0.4 million	302,341	—	17,347	—	—	17,347
Unrealized holding gains on marketable securities	—	—	—	—	201	201
Net loss	—	—	—	(36,212)	—	(36,212)
Balance at September 30, 2023	49,742,966	$5	$1,133,334	$(408,455)	$(1,716)	$723,168

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity-based compensation expense	—	—	6,765	—	—	6,765
Vesting of restricted shares	1,990	—	—	—	—	—
Issuance of common shares upon stock option exercises	146,237	—	2,127	—	—	2,127
Issuance of common shares under the Employee Stock Purchase Plan	16,845	—	571	—	—	571
Unrealized holding losses on marketable securities	—	—	—	—	(1,310)	(1,310)
Net loss	—	—	—	(31,484)	—	(31,484)
Balance at March 31, 2022	37,250,469	$4	$584,694	$(269,538)	$(1,792)	$313,368
Equity-based compensation expense	—	—	7,623	—	—	7,623
Vesting of restricted shares	3,681	—	—	—	—	—
Issuance of common shares upon stock option exercises	194,442	—	1,573	—	—	1,573
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Unrealized holding losses on marketable securities	—	—	—	—	(625)	(625)
Net income	—	—	—	26,841	—	26,841
Balance at June 30, 2022	38,448,592	$4	$633,100	$(242,697)	$(2,417)	$387,990
Equity‑based compensation expense	—	—	7,537	—	—	7,537
Issuance of common shares upon stock option exercises	70,352	—	921	—	—	921
Issuance of common stock under the Employee Stock Purchase Plan	13,426	—	314	—	—	314
Unrealized holding losses on marketable securities	—	—	—	—	(1,680)	(1,680)
Net loss	—	—	—	(30,021)	—	(30,021)
Balance at September 30, 2022	38,532,370	$4	$641,872	$(272,718)	$(4,097)	$365,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(111,360)	$(34,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	762
Discount accretion and premium amortization on marketable securities	(6,684)	1,137
Equity‑based compensation	30,425	21,925
Loss on sale of marketable securities	—	154
Change in operating assets and liabilities:
Accounts receivable	455	1,645
Prepaid expenses and other current assets	445	(2,031)
Other assets	36	(189)
Operating lease right-of-use assets	1,027	961
Accounts payable	1,936	(519)
Accrued expenses	749	(2,215)
Deferred revenue	(470)	(61,968)
Operating lease liability	(1,108)	(857)
Net cash used in operating activities	(83,738)	(75,859)
Cash flows from investing activities:
Purchases of marketable securities	(579,197)	(235,773)
Proceeds from maturities of marketable securities	225,645	173,623
Proceeds from sale of marketable securities	—	7,146
Purchases of property and equipment	(1,148)	(301)
Net cash used in investing activities	(354,700)	(55,305)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	99,799	—
Proceeds from issuance of common shares under Employee Stock Purchase Plan	993	885
Proceeds from at-the-market offering, net of issuance costs	84,581	39,250
Proceeds from secondary offering, net of issuance costs	259,061	—
Proceeds from issuance of common shares upon stock option exercises	8,964	4,556
Net cash provided by financing activities	453,398	44,691
Net increase (decrease) in cash, cash equivalents and restricted cash	14,960	(86,473)
Cash and cash equivalents and restricted cash, beginning of period	59,832	171,994
Cash and cash equivalents and restricted cash, end of period	$74,792	$85,521

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$48
Amounts from exercise of stock options included in prepaid expenses and other current assets	$—	$65
Unpaid issuance costs for the at-the-market offering included in accounts payable and accrued expenses	$33	$40
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
During the nine months ended September 30, 2023, the Company issued and sold 1,518,759 shares under the New ATM for net proceeds of approximately $84.5 million after deducting offering commissions and expenses. As of September 30, 2023, the Company had approximately $10.9 million of common stock remaining available for sale under the New ATM.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2023 and 2022.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K, except as described below.
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
At September 30, 2023, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate debt securities, including corporate bonds, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$73,708	$73,708	$—	$—
Marketable securities:
U.S. Treasury securities	575,681	—	575,681	—
U.S. government-sponsored enterprise securities	54,725	—	54,725	—
Corporate bonds	20,429	—	20,429	—
Total assets	$724,543	$73,708	$650,835	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,814	$38,942	$19,872	$—
Marketable securities:
U.S. Treasury securities	177,932	—	177,932	—
U.S. government-sponsored enterprise securities	12,396	—	12,396	—
Commercial paper	9,860	—	9,860	—
Corporate bonds	88,788	—	88,788	—
Total assets	$347,790	$38,942	$308,848	$—
Cash equivalents consist of money market funds as of September 30, 2023 and money market funds and U.S. Treasury securities as of December 31, 2022. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2023 and December 31, 2022. The U.S. Treasury securities included in cash equivalents as of December 31, 2022 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and corporate bonds, and these securities are categorized as Level 2 as of September 30, 2023 and December 31, 2022. The Company had no liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of September 30, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$576,989	$4	$(1,312)	$575,681
U.S. government-sponsored enterprise securities	less than 1 year	54,995	—	(270)	54,725
Corporate bonds	less than 1 year	20,542	—	(113)	20,429
Total marketable securities		$652,526	$4	$(1,695)	$650,835

	As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$179,854	$—	$(1,922)	$177,932
U.S. government-sponsored enterprise securities	within 2 years	12,500	—	(104)	12,396
Commercial paper	less than 1 year	9,860	—	—	9,860
Corporate bonds	within 2 years	90,076	—	(1,288)	88,788
Total marketable securities		$292,290	$—	$(3,314)	$288,976
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
The Company determined that there was no material change in the credit risk of the above securities during the three and nine months ended September 30, 2023 and 2022. As such, an allowance for credit losses was not recognized. As of September 30, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $3.1 million as of September 30, 2023 and $1.4 million as of December 31, 2022.
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

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$74,232	$84,961
Restricted cash	560	560
Total cash, cash equivalents, and restricted cash	$74,792	$85,521

6.Accrued Expenses
At September 30, 2023 and December 31, 2022 accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related expenses	$5,593	$6,569
Research and development activities	5,832	4,265
Current portion of operating lease liability	1,594	1,494
Other expenses	1,011	853
Total	$14,030	$13,181
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
The Pre-Funded Warrants generally could not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. In connection with the issuance and sale of the PIPE Shares and the Pre-Funded Warrants, the Company granted the investors certain registration rights with respect to the PIPE Shares and the shares issuable upon exercise of the Pre-Funded Warrants.
The Pre-Funded Warrants were evaluated pursuant to ASC 480 and ASC 815. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants were equity classified because they were freestanding financial instruments that are legally detachable and separately exercisable, were immediately exercisable, did not embody an obligation for the Company to repurchase its common shares, permitted the holders to receive a fixed number of common shares upon exercise, were indexed to the Company’s common stock and met the equity classification criteria. The Company valued the Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the PIPE Shares and Pre-Funded Warrants, of which $29.9 million and $69.9 million, respectively, net of issuance costs, was recorded as a component of additional paid-in capital.
Common Stock Warrants
During the three months ended September 30, 2023, 1,480,190 shares of common stock were issued upon the net exercise of 1,480,198 Pre-Funded Warrants. During the nine months ended September 30, 2023, 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants.
As of September 30, 2023, there were no Pre-Funded Warrants to purchase shares of the Company’s common stock outstanding.

8.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 1.5 million shares in January 2023. As of September 30, 2023, there were a total of 1.2 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$7,935	$6,674	$22,866	$19,459
Restricted stock units	2,539	—	7,282	5
Employee Stock Purchase Plan	60	756	277	2,151
Restricted common stock	—	107	—	310
Total	$10,534	$7,537	$30,425	$21,925
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$4,988	$3,423	$14,568	$10,316
General and administrative expense	5,546	4,114	15,857	11,609
Total	$10,534	$7,537	$30,425	$21,925
Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	5,263,553	$24.94
Granted	1,195,004	36.27
Exercised	(580,639)	15.43
Forfeited or expired	(27,323)	48.02
Outstanding as of September 30, 2023	5,850,595	$28.09
Options exercisable as of September 30, 2023	3,507,521	$22.63
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2022	249,090	$43.85
Granted	929,080	31.85
Vested	(62,085)	43.92
Forfeited	(5,790)	33.41
Unvested restricted stock units as of September 30, 2023	1,110,295	$33.86

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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2023, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2023 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2023.
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
Through September 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
During the nine months ended September 30, 2023, there were no material changes to the Company’s contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.
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
No research and development costs were incurred or revenue was recognized in connection with the AbbVie Agreement during the three and nine months ended September 30, 2023. The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the AbbVie Agreement during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue recognized	$890	$60,140
Costs incurred	30	631
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the Janssen Agreement during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reimbursement revenue	$—	$662	$51	$2,704
Upfront payment revenue	—	503	470	1,829
Total revenue recognized	$—	$1,165	$521	$4,533
Costs incurred	$—	$530	$51	$2,258
The Company had no amounts and $0.5 million due from Janssen included in accounts receivable on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company had no remaining deferred revenue related to the Janssen Agreement, as all of the performance obligations thereunder were satisfied as of March 31, 2023.

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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(36,212)	$(30,021)	$(111,360)	$(34,664)
Weighted average common shares outstanding, basic and diluted	49,548,947	38,490,910	41,979,245	37,961,262
Net loss per share, basic and diluted	$(0.73)	$(0.78)	$(2.65)	$(0.91)
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
The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three and Nine Months Ended September 30,
	2023	2022
Restricted stock units	1,110,295	263,270
Stock options	5,850,595	5,398,968
Total	6,960,890	5,662,238
In addition to the securities listed in the table above, as of September 30, 2023 the Company had reserved 1,493,422 shares of common stock for sale under the Company’s Employee Stock Purchase Plan, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three and nine months ended September 30, 2023.

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
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our business strategy, market size, potential growth opportunities, our preclinical and clinical development activities, the efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the impact of risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including related to the remaining impact of COVID-19, supply chain disruptions, increases in consumer prices, inflation, market volatility, the rise in interest rates, recent instability in the banking sector, the federal debt ceiling and budget, the potential for government shutdowns, labor shortages, cybersecurity events, and ongoing regional conflicts around the world. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the FDA or any European regulatory authority. Despite this, we believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform, or MInT Platform, was created leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration. We are advancing our pipeline, including our lead product candidate, MORF-057, an α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
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
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We have elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index, or RHI, a validated instrument that measures histological disease activity in ulcerative colitis at 12 weeks compared to baseline. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by modified Mayo Clinic Score, or mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at UEG Week 2023 in October in Copenhagen. In October 2023, we presented additional data from the EMERALD-1 trial including 44 weeks of safety, PK parameters and key PD measures compared to baseline. In October 2023, we presented the moderated poster presentation at UEG Week 2023 for the EMERALD-1 trial including 12 weeks of safety, PK parameters and key PD measures compared to baseline.
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
We expect to initiate the Phase 2b study for MORF-057 in Crohn’s Disease in the first half of 2024. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
Beyond our lead molecule, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced to the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021. Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we have nominated MORF-088, a selective small molecule inhibitor of αvβ8, as a development candidate for myelofibrosis. We expect to initiate clinical trials of MORF-088 in the first half of 2024. We also have additional research stage programs ongoing against fibronectin integrin targets in pulmonary hypertensive diseases including pulmonary arterial hypertension (PAH) and other therapeutic areas. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
Since June 2015 we have had exclusive integrin focused collaboration agreements in place with Schrödinger, a leader in chemical simulation and in silico drug discovery. We have successfully used its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of integrin targets, perform target validation and analysis, identify leads, and perform lead optimization to establish a portfolio of integrin programs. We believe the Schrödinger Agreement enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational and machine learning technologies.
With our internal proven capabilities in structural biology, medicinal chemistry and screening, the Schrödinger platform accelerates our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology, and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their full software suite beyond the scope of integrins. As a result, in 2023, we have begun advancing additional clinically validated targets with a focus in the inflammation and immunology therapeutic areas, which are highly complementary to our current assets within the integrin space.

In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies, or the New ATM, to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150.0 million. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the nine months ended September 30, 2023, 1,518,759 shares were issued under the New ATM for net proceeds of $84.5 million, after deducting offering commissions and expenses. As of September 30, 2023, we had approximately $10.9 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
In February 2023, we entered into a securities purchase agreement with existing investors pursuant to which we agreed to sell and issue, in a private placement, the PIPE Shares and the Pre-Funded Warrants. We received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. During the nine months ended September 30, 2023 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants. As of September 30, 2023 there were no Pre-Funded Warrants outstanding.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie and Janssen, discussed further in Note 11 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through September 30, 2023, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, through our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of $408.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $725.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.

Risks and Uncertainties
We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to the remaining impact of COVID-19, supply chain disruptions, increases in consumer prices, inflation, market volatility, the rise in interest rates, recent instability in the banking sector, the federal debt ceiling and budget, the potential for government shutdowns, labor shortages, cybersecurity events and ongoing regional conflicts around the world. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business, excluding minor changes to our development timelines. Our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. As of the date of issuance of these condensed consolidated financial statements, the extent to which the current macroeconomic and geopolitical environments and the remaining impact of the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations remains uncertain.
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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and equity-based compensation expenses for personnel in executive, finance, accounting, business development, legal, information technology and human resources functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Collaboration revenue	$—	$2,055	$(2,055)	(100)%
Operating expenses:
Research and development	34,364	25,245	9,119	36%
General and administrative	10,384	8,303	2,081	25%
Total operating expenses	44,748	33,548	11,200	33%
Loss from operations	(44,748)	(31,493)	(13,255)	42%
Other income:
Interest income, net	8,612	1,657	6,955	*
Other income (expense), net	7	(156)	163	(104)%
Total other income, net	8,619	1,501	7,118	*
Loss before provision for income taxes	(36,129)	(29,992)	(6,137)	20%
Provision for income taxes	(83)	(29)	(54)	*
Net loss	$(36,212)	$(30,021)	$(6,191)	21%
* Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $2.1 million is primarily attributable the conclusion of the AbbVie Agreement and Janssen Agreement in December 2022 and March 2023, respectively. There were no outstanding revenue generating collaboration agreements during three months ended September 30, 2023.
Research and Development Expenses
Research and development expense increased by $9.1 million, or 36%, from $25.2 million for the three months ended September 30, 2022 to $34.4 million for the three months ended September 30, 2023. A significant portion of our research and development costs have been external clinical and preclinical contract research organization (“CRO”) costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$11,772	$9,245	$2,527	27%
MORF-088	1,894	3,038	(1,144)	(38)%
Janssen Agreement programs	—	180	(180)	(100)%
AbbVie Agreement programs	—	22	(22)	(100)%
Other early development candidates and unallocated costs	6,113	2,356	3,757	159%
Total external costs	19,779	14,841	4,938	33%
Internal costs:
Employee compensation and benefits	13,269	9,422	3,847	41%
Facility and other	1,316	982	334	34%
Total internal costs	14,585	10,404	4,181	40%
Total research and development expense	$34,364	$25,245	$9,119	36%
The changes in research and development expense were primarily attributable to the following:
•The $4.9 million increase in external costs from the three months ended September 30, 2022 to the three months ended September 30, 2023 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement, the Janssen Agreement and for MORF-088. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $4.2 million increase in internal costs from the three months ended September 30, 2022 to the three months ended September 30, 2023 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $2.1 million, or 25%, from $8.3 million for the three months ended September 30, 2022 to $10.4 million for the three months ended September 30, 2023. The increase in general and administrative expense was primarily attributable to a $1.4 million increase in non-cash equity-based compensation expense and a $0.6 million increase in other costs which included an increase in information technology and bank fees.
Interest Income, Net
Interest income increased by $7.0 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Collaboration revenue	$521	$64,673	$(64,152)	(99)%
Operating expenses:
Research and development	$100,532	$77,360	23,172	30%
General and administrative	29,244	24,128	5,116	21%
Total operating expenses	129,776	101,488	28,288	28%
Loss from operations	(129,255)	(36,815)	(92,440)	*
Other income:
Interest income, net	18,139	2,326	15,813	*
Other income (expense), net	9	(144)	153	(106)%
Total other income, net	18,148	2,182	15,966	*
Loss before provision for income taxes	(111,107)	(34,633)	(76,474)	*
Provision for income taxes	(253)	(31)	(222)	*
Net loss	$(111,360)	$(34,664)	$(76,696)	*
* Percentage not meaningful
Collaboration Revenue
Collaboration revenue decreased by $64.2 million, or 99%, from $64.7 million for the nine months ended September 30, 2022 to $0.5 million for the nine months ended September 30, 2023. The decrease is primarily attributable the conclusion of the AbbVie Agreement and Janssen Agreement in December 2022 and March 2023, respectively.
Research and Development Expenses
Research and development expense increased by $23.2 million, or 30%, from $77.4 million for the nine months ended September 30, 2022 to $100.5 million for the nine months ended September 30, 2023. A significant portion of our research and development costs have been external preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs.

The following table summarizes our research and development expense for nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$38,720	$26,141	$12,579	48%
MORF-088	5,518	10,552	(5,034)	(48)%
Janssen Agreement programs	51	1,090	(1,039)	(95)%
AbbVie Agreement programs	—	155	(155)	(100)%
Other early development candidates and unallocated costs	14,018	6,990	7,028	101%
Total external costs	58,307	44,928	13,379	30%
Internal costs:
Employee compensation and benefits	38,769	29,389	9,380	32%
Facility and other	3,456	3,043	413	14%
Total internal costs	42,225	32,432	9,793	30%
Total research and development expense	$100,532	$77,360	$23,172	30%

The increase in research and development expense was primarily attributable to the following:
▪The $13.4 million increase in external costs from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was primarily related to costs associated with the Phase 2 clinical study which commenced in the fourth quarter of 2022 and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement, the Janssen Agreement and for MORF-088. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $9.8 million increase in internal costs from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $5.1 million, or 21%, from $24.1 million for the nine months ended September 30, 2022 to $29.2 million for the nine months ended September 30, 2023. The increase in general and administrative expense was primarily attributable to a $4.2 million increase in non-cash equity-based compensation expense and a $0.6 million increase in personnel-related costs, an increase in other costs of $0.6 million which included an increase in information technology and bank fees, offset by a $0.4 million decrease in insurance costs.
Interest Income, Net
Interest income increased by $15.8 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2023, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and secondary equity offerings, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under our at-the-market equity facilities, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in thousands)
Cash	$524	$458
Cash equivalents	73,708	58,814
Marketable securities	650,835	288,976
Total cash, cash equivalents and marketable securities	$725,067	$348,248
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(83,738)	$(75,859)
Net cash used in investing activities	(354,700)	(55,305)
Net cash provided by financing activities	453,398	44,691
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,960	$(86,473)
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $83.7 million for the nine months ended September 30, 2023 compared to $75.9 million in cash used in operating activities for the nine months ended September 30, 2022. The increase in cash used in operating activities was primarily driven by a $28.3 million increase in operating expenses, offset by increases in interest income and non-cash items recorded as operating expenses and a decrease in cash outflows from changes in operating assets and liabilities in 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $354.7 million for the nine months ended September 30, 2023 compared to $55.3 million used in investing activities for the nine months ended September 30, 2022. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the nine months ended September 30, 2023, the cash used in investing activities was primarily from the deployment of the proceeds from the private issuance of common stock and pre-funded warrants that was completed in February 2023, the proceeds from the secondary equity offering completed in May 2023 and the proceeds from the sale of common stock under the at-the-market equity facility during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the cash used in investing activities was primarily based on the timing of purchases or maturities in marketable securities in the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $453.4 million for the nine months ended September 30, 2023 resulted from $99.8 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023, the $259.1 million in net proceeds from the underwritten public offering of common stock completed in May 2023, $84.6 million in net proceeds from the sale of common stock under the at-the-market equity facility and $10.0 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2022 of $44.7 million resulted from $39.3 million in net proceeds received from the sale of common stock through the at-the-market equity facility in the nine months ended September 30, 2022 and from the $5.4 million in proceeds from the issuance of common shares under the ESPP and stock option exercises.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result macroeconomic factors relating to the remaining impacts of COVID-19, ongoing regional conflicts around the world, inflation and market volatility, rising interest rates, recent instability in the global banking sector, the federal debt ceiling and budget, or the potential for government shutdowns, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.
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
•the potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to the remaining effects of the COVID-19 pandemic (including supply chain interruptions), geo-political actions, including war and regional conflicts around the world (such as the current armed conflicts in Ukraine and Israel) or cybersecurity events;
•general economic conditions and trends, including inflation and market volatility, rising interest rates, the ongoing labor shortage, recent instability in the global banking sector, the federal debt ceiling and budget and the potential for government shutdowns; and
•the cost of operating as a public company.
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
During the quarter ended September 30, 2023, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
In August 2021, the Company exercised its one-time extension right for its existing lease for 32,405 square feet of office and laboratory space through May 2025, as provided for under the terms of the lease, and with future rent payments of $2.9 million at September 30, 2023. As of September 30, 2023, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2022 to September 30, 2023.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our President and our Chief Financial Officer), as of the end of the period covered by this report, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2023, we had 115 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of Praveen P. Tipirneni, M.D., our chief executive officer, as well as other members of our management team, and other key employees and advisors. We currently do not maintain key person insurance on these individuals. On September 26, 2023, we announced that Dr. Tipirneni had experienced an unexpected medical event. He is actively recovering and is taking a temporary medical leave of absence. Our Chief Financial Officer and Chief Operating Officer, Marc Schegerin, M.D., and our President, Bruce N. Rogers, Ph.D., have assumed day-to-day operational responsibilities in the near-term, and Dr. Rogers has been appointed our principal executive officer for this period. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, and personnel involved with crystallization of integrins in particular, because of the highly technical nature of our product candidates and technologies related to our MInT Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
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
We depend on our information technology systems, and any failure of these systems, or those of our CROs or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, theft or exposure of confidential data, disruptions to our network and other information technology systems, and other incidents affecting the confidentiality, integrity, or availability of our data and systems could adversely affect our business, results of operations, financial condition and prospects, including by exposing us to liability and other legal risk.

We collect and maintain information in digital form that is necessary to conduct our business, and we are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use and store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal data. It is critical that we do these things in a secure manner to maintain the confidentiality, integrity, and availability of such confidential information. We have established physical, electronic and organizational measures, and we rely on commercially available systems, software, tools, and monitoring, to safeguard, provide security, and otherwise protect our information technology systems and our collection, use and storage, and transmission of digital information. We have outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors, consultants, vendors, and other third parties on which we rely, are vulnerable to cyber-attacks and other incidents which could adversely affect us. These cyber-attacks and other incidents include unauthorized access to our network, IT, and data, and those of our vendors; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber-extortion; and malicious actions by persons inside our organization and other insider threats (“cyber threats and incidents”). The increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks. Our internal information technology systems and infrastructure and those of our vendors are also vulnerable to damage from natural disasters, acts of terrorism, war and other acts of foreign governments, and failures of telecommunication, electrical, and other critical systems. All of these potentially adverse incidents could compromise our ability to conduct and perform our business functions in a timely manner, could delay our financial reporting, and could materially adversely affect our operating results and financial condition.
The risk of a network intrusion or disruption, and data breach or other data loss, including by criminals and criminal enterprises, foreign governments and other state-sponsored actors, and terrorists and lone wolves, has increased as the number, intensity and sophistication of global attackers and attacks have increased. The prevalence of these threats may increase further as geopolitical tensions and warfare continue or escalate outside of the U.S., including due to regional conflicts around the world. While we have implemented security measures to protect our data security and information technology systems, our efforts may not always be successful, and the costs to us in responding to and mitigating cyber threats and incidents could be significant and problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.
In August 2023, we suffered a network intrusion when a third party gained unauthorized access to our network and downloaded files from certain of our online depositories. The costs associated with responding to and mitigating the incident were not material and were primarily covered under an insurance policy as part of our corporate risk program. Further, in April 2023, we were notified by one of our vendors that they had suffered a security breach and that some of our data, including related to our manufacturing processes and intellectual property, was among the information downloaded and/or extracted by an unknown third party. We did not experience any significant disruption to our business, nor do we expect any significant disruption to our future prospects, as a result of the August 2023 and April 2023 cybersecurity incidents. To date, these cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, in the future, if such an event were to lead to exposure of sensitive information or cause interruptions in our operations or those of our third-party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in ulcerative colitis, and in April 2023 presented positive data from the main cohort (n=35) of the EMERALD-1 open-label, single-arm Phase 2a trial of MORF-057 at a dose of 100 mg twice daily in patients with moderate to severe ulcerative colitis. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the nine months ended September 30, 2023, we reported a net loss of $111.4 million. As of September 30, 2023, we had an accumulated deficit of approximately $408.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and efforts to obtain regulatory approval for our product candidates due to the remaining impacts of COVID-19 or supply chain disruptions (whether as a result of the impact of the COVID-19 pandemic, regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the potential for government shutdowns, cybersecurity events, the ongoing labor shortage or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of September 30, 2023, we had $725.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the remaining impact of the COVID-19 pandemic, increases in inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. While the FDIC has since stated that all depositors of SVB will be made whole, First-Citizens Bank & Trust Company has assumed our deposits from SVB, and we have access to those funds, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. Continued instability in the global banking system may adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities, our Pre-Funded Warrants and debt financing.
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
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of myelofibrosis and solid tumors. Currently approved myelofibrosis therapies include the oral JAK inhibitors Jakafi (ruxolitinib), marketed by Incyte Corp and Novartis International AG, Inrebic (fedratinib), marketed by Bristol-Myers Squibb, Vonjo (pacritinib), marketed by Swedish Orphan Biovitrum AB, and Ojjaara (momelotinib), marketed by GlaxoSmithKline plc. We are aware of myelofibrosis therapies in clinical development by MorphoSys AG, Incyte Corp, Geron Corporation, AbbVie, and Bristol-Myers Squibb in addition to other pharmaceutical companies. There are currently no approved αvβ8 inhibitors for any indication. We are aware of an anti-αvβ8 monoclonal antibody in clinical development for the treatment of solid tumors by Pfizer, Inc. In addition, we are aware of preclinical stage anti-αvβ8 monoclonal antibody programs for solid tumors from Corbus Pharmaceuticals Holdings, Inc., and a small molecule program from Pliant Therapeutics. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway for the treatment of solid tumors in development by Novartis International AG, AbbVie, Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.
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
We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers or suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted, including as a result of the COVID-19 pandemic, cybersecurity events or global supply chain disruptions, we may be unable to secure the supply of product candidates required for our preclinical studies.
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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, epidemics or pandemics such as the COVID-19 pandemic, cybersecurity events, or global supply chain disruptions. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2023, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to global pandemics such as COVID-19, regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the potential for government shutdowns, cybersecurity events, and the ongoing labor shortage.
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
•terrorist acts, acts of war or periods of widespread civil unrest, and regional conflicts around the world;
•natural disasters and other calamities, including global pandemics, such as COVID-19;
•cybersecurity events; and
•general economic, industry and market conditions, including recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget the potential for government shutdowns, and the ongoing labor shortage.
In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, recent instability in the banking sector, increases in inflation and market volatility, rising interest rates, the federal debt ceiling and budget, the potential for government shutdowns, disruptions to global supply chains, cybersecurity events and regional conflicts around the world, that have been often unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock. In addition, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.
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
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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
Based on the beneficial ownership of our common stock as of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 43% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

MORPHIC HOLDING, INC.

November 3, 2023	By:	/s/ Bruce N. Rogers
Bruce N. Rogers, Ph.D.
President (Principal Executive Officer)

	By:	/s/ Marc Schegerin
November 3, 2023		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

November 3, 2023	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)