Form 10-K
period 2023-12-31
Morphic Holding, Inc.
filed 2024-02-22
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 001-38940
MORPHIC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	47-3878772 (I.R.S. Employer Identification No.)
35 Gatehouse Drive, A2 Waltham, MA (Address of Principal Executive Offices)	02451 (Zip Code)
Registrant’s telephone number, including area code: (781) 996-0955
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MORF	The Nasdaq Stock Market LLC

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for as reported on The Nasdaq Global Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,140,323,306.
The number of shares outstanding of the registrant’s Common Stock as of February 20, 2024 was 50,037,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

We are advancing our pipeline, including our lead product candidate, MORF-057, an orally administered α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD, an indication for which there is significant unmet need. Only about one in five patients achieve clinical remission with approved advanced therapies, and approximately half of those patients lose response over time. As such, even newer biologic and oral agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. In addition, many patients with moderate-severe IBD do not receive adequate treatment for their disease due to the inconvenience and fear of injectable biologics, or the safety profile of systemically immunosuppressive therapies. We believe that MORF-057 has the potential to address these unmet needs in the IBD treatment landscape as an orally administered agent with gastrointestinal, or GI, targeted immunosuppression that may be able to avoid some of the concerns associated with other approved drug classes. Furthermore, as the IBD treatment landscape evolves from monotherapy to combination therapy in order to increase therapeutic response rates in certain patient populations, we believe that MORF-057’s profile is promising as a foundational backbone for next generation therapeutic regimens. We submitted an investigational new drug application, or IND, for MORF-057 in IBD in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
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
The α4β7 receptor occupancy, or RO, increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
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

Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index, or RHI, a validated instrument that measures histological disease activity in UC at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo Clinic Score, or mMCS, safety, PK parameters and key PD measures. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events, or SAEs, and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at UEG Week 2023 in October in Copenhagen. We presented the moderated poster presentation for the EMERALD-1 trial at UEG Week 2023, including 12 weeks of safety, PK parameters and key PD measures compared to baseline. On October 12, 2023, we presented additional data from the EMERALD-1 trial including 44 weeks of safety, PK parameters and key PD measures compared to baseline.
EMERALD-2, which is a global Phase 2b randomized controlled trial of MORF-057 began dosing patients in November 2022. Patients enrolled in the EMERALD-2 study are randomized to receive one of three active doses or a placebo: 100 mg BID, 200 mg BID, QD (once daily), or a placebo that will crosses over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the mMCS at 12 weeks. The secondary endpoints include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve complete analysis of the data for the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025.
Launch activities are underway for GARNET, which is a global Phase 2b randomized controlled trial of MORF-057 in Crohn’s disease, and we expect the first patients to be dosed in the first half of 2024. Patients enrolled in the GARNET study will be randomized to receive one of two active doses or a placebo: 200 mg BID, 100 mg BID or a placebo that will cross over to MORF-057 after the 14-week induction phase. The primary endpoint of the trial is the proportion of participants in endoscopic response (>=50% reduction) at week 14 as determined using Simple Endoscopic Score for Crohn’s Disease, or SES-CD. The secondary endpoints will include the change in Crohn’s Disease Activity Index, or CDAI, measures, as well as safety parameters. Following the 14-week induction phase, patients will move to a 38-week maintenance phase. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
Beyond our lead molecule, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced to the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021. Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we have nominated MORF-088, a selective small molecule inhibitor of αvβ8, as a development candidate for myelofibrosis. Further pre-clinical research is ongoing with MORF-088 in the treatment of myelofibrosis to create a robust translational plan to efficiently measure if this mechanism will be effective in patients. We also have an additional research stage program ongoing against α5β1 in pulmonary hypertensive diseases, including pulmonary arterial hypertension, or PAH. We have determined that α5β1 promotes cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
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

Since June, 2015 we have had an exclusive integrin focused collaboration agreement in place with Schrödinger, a leader in chemical simulation, machine learning models and in silico drug discovery. We have successfully used their technology platform to perform virtual screens on members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of integrin targets, perform target validation and analysis, identify leads, and perform lead optimization to establish a portfolio of integrin programs. We believe that our collaboration with Schrödinger enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational and machine learning technologies.
With our internal proven capabilities in structural biology, medicinal chemistry and screening, the Schrödinger platform accelerates our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology, and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their full software suite beyond the scope of integrins. As a result, in 2023, we began advancing additional clinically validated targets with a focus in the inflammation and immunology therapeutic areas, which are highly complementary to our current assets within the integrin space. Specifically, we have initiated projects targeting the IL23 and TL1A pathways, among others. Injectable inhibitors of these targets have been shown to provide significant clinical benefits to IBD patients. Utilizing our expertise in small molecule drug design and optimization, we are pursuing inhibitors against these targets. If we are successful, we believe these agents could be important monotherapy agents as well as optimal to combine with MORF-057 to achieve enhanced clinical efficacy in IBD patients.
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
From inception through December 31, 2023, we have raised an aggregate of approximately $1.2 billion in gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, through our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock under our at-the-market offering program, along with payments received under our collaboration agreements.
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
•Leveraging our proprietary MInT Platform and knowledge base to grow our pipeline of novel therapeutics. Our comprehensive MInT Platform, coupled with our development capabilities, have enabled us to build a pipeline of novel product candidates targeting chronic diseases caused by integrin dysregulation. We intend to expand our pipeline by unlocking the therapeutic potential of the four integrin subgroups to treat diseases with high unmet medical need and to potentially expand our current product candidates into new indications.
•Continuing to drive innovation across our MInT Platform. We intend to extend our leading position in the field of integrin medicine by continuing to develop and incorporate platform innovations that can further broaden the potential therapeutic reach of our oral programs.
•The Schrödinger platform enables us to accelerate our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins. As a result, in 2023 we began advancing additional non-integrin clinically-validated inflammation and immunology targets, which are highly complementary to our current assets within the integrin space.
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
Integrin receptors are evolutionarily conserved. Integrins exist as paired combinations of 18 α and eight β subunits, and there are 24 known heterodimers. These pairings give integrins their unique abilities to recognize their ligands and modulate cellular function in specific ways. Integrins are subdivided into those on leukocytes, and those that recognize RGD-peptide, collagen, and laminin ligands. They regulate numerous aspects of cell biology and physiology including leukocyte trafficking, activation of platelets and leukocytes, activation of growth factors such as TGF-β, cell adhesion to the basement membrane and extracellular matrix, and retention or adhesion strengthening of cells within tissues. This diverse set of functions makes them actionable targets across a broad range of human diseases based on preclinical modeling or clinical establishment. The figures below summarize the 24-member integrin family and areas of clinical relevance:
Integrin Receptors by Class

Integrin Receptors and Potential Therapeutic Areas of Relevance
Integrins as a Therapeutic Target Family
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
•Vedolizumab (marketed as Entyvio®), an infusible antibody inhibitor of α4β7, approved by the FDA in 2014 for the treatment of moderately to severely active UC or Crohn’s disease; and
•Lifitegrast (marketed as Xiidra®), a topical small-molecule inhibitor of αLβ2, approved by the FDA in 2016 for the treatment of dry eye disease.
According to Global Data, these autoimmune therapies were estimated to have achieved combined annual sales in their respective 2022 fiscal years of approximately $7.7 billion.
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
Additionally, the unexpected disease-activating activity of oral leukocyte integrin inhibitors was observed during Phase 2 development of firategrast, an oral non-selective inhibitor of α4β1 and α4β7, where the symptoms in the patients with multiple sclerosis were exacerbated when firategrast was administered in non-saturating doses. This resulted in an increase in lesions and an increased rate of adverse events. The development of this compound was subsequently halted.

Our Platform and Approach
We believe that our MInT Platform allows us to address and overcome the challenges faced by developers of first-generation oral integrin-targeted therapeutics.
Integrin Structure
We believe that our discovery platform enables us to be the only company working across the entire 24-member integrin target family. Our MInT Platform consists of these unique capabilities:
•Proprietary ability to determine integrin structures. Using our protein constructs, cell lines and know-how, we have elucidated over 550 proprietary structures for clinically important targets across the integrin class.
•A computationally enabled product candidate design engine. We have built a library of over 18,500 optimized compounds using sophisticated medicinal and computational chemistry capabilities and biological assays for each integrin that allows us to tune highly potent and selective integrin inhibitors and activators into product candidates for preclinical and clinical development. Our ability to generate product candidates from our tunable product engine is significantly accelerated by our exclusive computational collaboration with Schrödinger, which uses advanced physics-based modeling and machine learning to create superior oral drug candidates. We have recently expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins.
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

Our understanding of the mechanism of integrin receptor activity, modulated by complex conformations and signaling, is unique and allows us to discover both inhibitors and activators across the integrin receptor target family. Our capability has been validated by our advancement of α4β7 and other integrin programs. Our MInT Platform consists of three major components:
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

Proprietary ability to determine integrin structures
We believe that an understanding of protein crystal structures enables more effective product candidate design. Integrins are difficult to characterize structurally because they are composed of many flexible domains and interdomain linkers (see Figure 1). Our unique position of integrin structural knowledge and cell lines, and access to crystal structures for half of the integrin targets, proprietary protein reagents and knowhow has allowed us to elucidate over 550 proprietary structures for clinically important targets. Our novel approach is based on combining our deep understanding of structural biology and how integrin protein conformation regulates function in disease. An example of this is in our α4β7 program where the crystal structure of the drug binding site enables the design of novel ligands that bind at the interface of the α and β subunits (Figure 2). This critical information at the molecular level directs our research to unlock the potential of this family of receptors and develop small molecules for targeting specific conformations of the integrin receptors.
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
Tunable product candidate design engine
Proprietary Chemistry: We have significant know-how in the development of molecules that stabilize specific integrin receptor conformations, which supports our novel approach to the identification of oral integrin inhibitors. Today, our small molecule chemical library, which continues to grow, contains over 18,500 uniquely designed integrin modulators (inhibitors and activators), and our drug design technology leverages our proprietary understanding of integrin target dynamics. When coupled with our deep understanding of the molecular mode of action of specific integrins, we believe we can design appropriate chemotypes for each integrin function. Further optimization of library compounds, combined with excellence in medicinal chemistry, enables the identification of potent, selective oral small molecule product candidates.
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
Our Pipeline Programs
We have conducted an analysis of opportunities for integrin inhibition in human disease based on validating biology, safety, technology readiness and development feasibility. We have identified several actionable integrin targets across all four integrin families, and our initial focus is in high unmet medical need areas of autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. We have also initiated projects outside of the integrin family in the IL23 and TL1A pathways, as well as more early-stage projects against other immune and inflammatory targets. We believe our MInT platform will enable the discovery of orally bioavailable inhibitors of these clinically validated targets, which have the potential to be used alone or combined with MORF-057 to achieve enhanced clinical efficacy in IBD patients. The following table summarizes key information about our current product candidates:
Our Lead Product Candidates
MORF-057: Our α4β7-specific Integrin Inhibitor for Inflammatory Bowel Disease
We are advancing our lead α4β7 integrin inhibitor MORF-057 as a potential oral treatment for UC and Crohn’s disease, two of the most common types of IBD, for which there is significant unmet need. We estimate that there are approximately 1.7 million people living with IBD in the United States. We believe MORF-057 has the potential, if approved as monotherapy as well as in combination with other IBD agents, to offer a targeted, safe, efficacious, and convenient method of treatment for patients suffering from IBD.

Background on Inflammatory Bowel Diseases
IBD comprises several autoimmune and immune-mediated conditions characterized by chronic inflammation of the GI tract. In UC, inflammation is limited to the lining of the colon, whereas in Crohn’s disease, inflammation can segmentally affect any part of the GI tract and extend through the entire thickness of the bowel wall. Symptoms of these conditions include persistent diarrhea, abdominal pain, rectal bleeding, weight loss, and fatigue. Only about one in five patients achieve clinical remission with approved advanced therapies, and approximately half of those patients lose response over time. As such, even newer biologic and oral agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. In addition, many patients with moderate-severe IBD do not receive adequate treatment for their disease due to the inconvenience and fear of injectable biologics, or the safety profile of systemically immunosuppressive therapies.
The mainstays of IBD therapy over many years have been oral and topical salicylates and glucocorticoids, immunosuppressive agents, and antibody therapies. Anti-integrin antibody therapy for IBD was first introduced with the approval of the α4 integrin inhibitor natalizumab for Crohn’s disease, an indication approved following its initial approval for multiple sclerosis. Natalizumab therapy is associated with, and carries a boxed warning for, progressive multifocal leukoencephalopathy, or PML, related to its α4β1 inhibitory activity, which has limited its use in Crohn’s disease. PML is a rare and often fatal viral disease characterized by progressive damage of the white matter of the brain at multiple locations. Vedolizumab, a monoclonal antibody inhibitor of the integrin α4β7, is approved for the treatment of moderately to severely active UC and Crohn’s disease, and does not carry a boxed warning.
Overview of Pathway and Target Biology
Integrin α4β7 binds to mucosal addressin cell adhesion molecule, or MAdCAM, which is expressed at a high level almost exclusively on the endothelial cells of the gut. Blockade of this interaction prevents immune cell entry into inflamed tissue in the gut and has been shown to be effective in treating IBD, as evidenced by the approval of vedolizumab.
Our Solution
Utilizing our MInT Platform, we discovered MORF-057, an orally administered α4β7-specific integrin inhibitor. Our strategy was driven by our ability to discover oral therapies and our knowledge of how to achieve target potency, permeability, and selectivity, thereby minimizing off target risk of inhibiting α4β1, which is implicated in PML. We believe that MORF-057 has the potential to address the unmet needs in the IBD treatment landscape as an orally administered agent with GI-targeted immunosuppression that may be able to avoid some of the safety concerns associated with other drug classes. Furthermore, as the IBD treatment landscape evolves from monotherapy to combination therapy in order to increase therapeutic response rates in certain patient populations, we believe that MORF-057’s profile is promising as a foundational backbone for next generation of oral therapeutic regimens.
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

MORF-057 has been observed to be a highly potent α4β7 inhibitor with >3,000-fold selectivity in our cell adhesion assay as compared to α4β1 and αEβ7.

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
ND = Not Determined
DDW 2020, Morphic Therapeutic, Jamie Wong, ePoster Tul1283
The in vivo activity of our α4β7 inhibitor was also evaluated in a single dose acute PD model, where the impact of blocking the α4β7 integrin on the trafficking of T lymphocytes to the gut was assessed in mice. The procedure of the T lymphocyte homing uses fluorescently labelled TK1 cells, which expresses high level of α4β7 integrin on the surface and an n=5 animals per group. Several of our compounds, including our development candidate MORF-057, have been evaluated in this assay to assess dose response (Figure 3). We observed a statistically significant response at all doses tested, and at the three highest doses tested, we observed our compound to be as potent as DATK32, a mouse surrogate of the α4β7 antibody vedolizumab. In Figure 3 below, the right panel shows dose-dependent inhibition of the carboxyfluorescein succinimidyl ester, or CFSE, labeled T cells homing to mesenteric lymph nodes observed with our small molecule α4β7 inhibitor and DATK32, a mouse surrogate of vedolizumab in the assay. All treatment groups showed a statistically significant difference (***p<0.0001) compared to vehicle, using a one-way analysis of variance (ANOVA), followed by Bonferroni’s multiple comparison test. MORF-057 exhibited good in vitro permeability, resulting in high oral exposure in multiple preclinical models. In addition, MORF-057 has a low to moderate clearance and moderate half-life in animal species, supporting twice daily use in humans.

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
Translational biomarkers such as RO have been validated as a PD marker in preclinical studies and early clinical trials of vedolizumab. When a product candidate binds to α4β7, it occupies the integrin ligand binding site and interferes with the ability of MAdCAM to bind and contribute to immune cell accumulation into the inflamed gut tissue. An assay that measures binding of the product candidate to α4β7 in lymphocytes in circulating blood is termed a blood based α4β7 RO assay. Free α4β7 and α4β1 signal intensities were inhibited by increasing concentrations of MORF-057. The results in Figure 5 also show that MORF-057 is highly potent and selective for α4β7. The RO assay exhibits almost identical performance between healthy subjects and UC patients.
Figure 5 left: Calculated percentage α4β7 and α4β1 occupancy at varying MORF-057 concentrations in blood isolated from healthy subjects and UC patients. Data are mean ± SD of 26 donors. Table 5 right: MORF-057 is a potent and selective inhibitor of α4β7 over α4β1 in human whole blood ex vivo in both normal healthy volunteers and UC patients. Values are the mean ± standard deviation.

MORF-057 Clinical Development Overview
Phase 1
In September 2020, we announced the initiation of a healthy volunteer Phase 1 clinical trial, with SAD, FE and MAD cohorts to evaluate the safety and PK profile of multiple doses of MORF-057.
In March 2021, we announced preliminary results from the Phase 1 SAD clinical trial of MORF-057 demonstrating that MORF-057 was well tolerated in all dose cohorts ranging from 25 mg to 400 mg, achieved greater than 95% mean RO of α4β7 integrin at the three highest dose levels, and demonstrated the potential to saturate the α4β7 receptor with oral administration.
In July 2021, after completion of the MAD and FE portions of the MORF-057 clinical program, we reported the full data set from the Phase 1 clinical trial at the European Crohn’s and Colitis Organisation (ECCO) 2021 Virtual Congress. The full MORF-057 Phase 1 study included SAD, MAD and FE cohorts evaluating MORF-057 safety, PK, and PD. Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or BID doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.
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
α4β7 RO increased with dose and study day, achieving saturation (>99% RO) (Figure 6) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%) at all measured timepoints. Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.

In the MORF-057 Phase 1 study, subjects receiving MORF-057 at 200 mg BID demonstrated α4β7 receptor saturation and statistically significant increases in circulating central memory, effector memory T lymphocyte and switched memory B lymphocyte populations compared with placebo (Figure 7). At the 25 mg and 50 mg BID exploratory doses, directionally increasing trends were also observed in key pharmacodynamic measures. All doses were well tolerated, no safety signals were identified, and a favorable PK profile was observed. In both single doses of 200 mg MORF-057 and 200 mg BID over the 14 days, MORF-057 demonstrated α4β7 receptor saturation at Ctrough. Statistically significant changes in lymphocyte subset populations and CCR9 mRNA were observed, consistent with previous studies. The full Phase 1 data set strongly supported the progression of MORF-057 into Phase 2 studies.
Figure 7: Lymphocyte subset populations were measured using multi-color flow cytometry. Subjects receiving MORF-057 at 100 mg BID and 200 mg BID demonstrated statistically significant increases in circulating lymphocyte subsets, consistent with mechanistic expectations.
Phase 2 EMERALD Program in Ulcerative Colitis
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical trial of MORF-057 in March 2022. EMERALD-1 (MORF-057-201), which is an open-label multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial is the change in RHI, a validated instrument that measures histological disease activity in UC at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Secondary and additional outcome measures in the EMERALD-1 study include change in the mMCS, safety, PK parameters and key PD measures including α4β7 RO and lymphocyte subset trafficking. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no SAEs and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at UEG Week 2023 in October in Copenhagen. We presented the moderated poster presentation for the EMERALD-1 trial at UEG Week 2023, including 12 weeks of safety, PK parameters and key PD measures compared to baseline. On October 12, 2023, we presented additional data from the EMERALD-1 trial including 44 weeks of safety, PK parameters and key PD measures compared to baseline.

As shown in Figure 8, we observed no new SAEs or grade 3 treatment related adverse events, consistent with our previously reported data. Safety is one of the most important attributes of any IBD treatment, and the emerging profile of MORF-057 to date continues to be favorable.
Figure 8. MORF-057: Generally Well-Tolerated in EMERALD-1 No Safety Signal Observed
a Both UC exacerbations, one led to early discontinuation
bAll anemia events occurred in patients who had anemia at baseline and continued on study with iron supplements
cA third of patients with inflammatory bowel disease have iron-deficiency anemia
*As of 10/10/23, patients had been on EMERALD-1 study beyond the 12-week induction period and no other safety signals or SAEs had been reported
The data observed in EMERALD-1 shown in Figure 9 were consistent with the experience in healthy volunteer studies where we reported sustained saturation of the α4β7 receptor rapidly in the vast majority of patients at the 100 mg BID dose. The mean trough α4β7 RO was >98% at week 12 and the α4β1 projected RO was below the limit of quantification with mean trough RO estimated to be <15% with no lymphocytosis or changes to circulating naïve T-cells were observed, consistent with low levels of RO for α4β1.

Figure 9. Patient a4β7 RO Consistent with Healthy Volunteer RO

The PD data in Figure 10 show substantial lymphocyte subset changes, consistent with engagement of the α4β7 receptor further confirming the mechanistic hypothesis. A significant increase was observed in circulating levels of effector memory T-cells, central memory T-cells, and switched memory B-cells; these changes are consistent with the Phase 1 trial observations, as well as with published vedolizumab data.

Figure 10. Substantial Lymphocyte Subset Changes Observed, Consistent with Engagement of α4β7
Key topline efficacy data are outlined in Figure 11. EMERALD-1 met its primary endpoint with a statistically significant reduction in RHI from baseline of 6.4 points (p=0.0019). The RHI remission rate of 22.9% is consistent with the mMCS remission rate of 25.7%. The endoscopic improvement rate of 25.7% was identical to the mMCS remission rate. Finally, we observed a 2.3 point mean reduction in mMCS at week 12.

Figure 11. Primary Endpoint Met with Statistical Significance
1Clinical response (mMCS): decrease from baseline in the mMCS ≥2 points and ≥30% from baseline, plus a decrease in rectal bleeding subscore ≥1 or an absolute rectal bleeding subscore ≤1
2Clinical remission (mMCS): rectal bleeding subscore of 0; a stool frequency subscore of ≤1; and an MES of ≤1 without friability
3Endoscopic response / improvement: MES ≤1

Efficacy of MORF-057 in EMERALD-1 is shown in Figure 12 through individual patient mMCS changes at the end of the 12-week induction period. The waterfall plot shows the change from baseline in mMCS for each of the 35 patients in the EMERALD-1 study, the underlying patient-by-patient data from the study and shows that >75% of patients on MORF-057 in the EMERALD-1 study experienced improvements as measured by the mMCS at week 12.

Greater than 75% of patients receiving MORF-057 in EMERALD-1 demonstrated improvement as measured by modified Mayo clinical score

2
1
0
-1
-2
-3
-4
-5
-6
-7
Change in mMCS from Baseline at Week 12
Represents the change from baseline in mMCS for an individual patient

Figure 12. Change in Central mMCS By Patient from Baseline at Week 12
Figure 13 shows symptomatic remission data as of the 44-week period, at which time all patients had either completed their 44-week visit or had discontinued from the study. Symptomatic remission is a clinical, two component score. On the left, the intent to treat analysis includes all 35 patients enrolled in the study, while the right panel includes only those patients that completed a 44-week assessment. In a subset analysis, naïve patients responded more quickly, by week 6, and then sustained that response through the measured timepoints. Patients who were refractory to previous therapies took longer to achieve symptomatic remission, but by week 20 the proportion of advanced therapy experienced patients in symptomatic remission increased and was generally sustained through week 44.

Figure 13. Symptomatic Remission is defined as a stool frequency subscore=0 (or =1 with a >=1-point decrease from baseline) and rectal bleeding subscore=0
Note: These are ad hoc analyses and are subject to change during the quality control and trial completion processes.

EMERALD-2 (MORF-057-202), which is a global Phase 2b randomized controlled trial of MORF-057, began in November 2022. Patients enrolled in the EMERALD-2 study will be randomized to receive one of three active doses or a placebo: 100 mg BID, 200 mg BID, QD (once daily), or a placebo which will cross over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the mMCS at 12 weeks. The secondary endpoints will include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve completion of the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025.

Figure 14. EMERALD-2 Phase 2b Study in Moderate to Severe UC

Anticipated Phase 2b GARNET Study Program in Crohn’s Disease
Launch activities are underway for the GARNET Phase 2b (MORF-057-203) study of MORF-057 in Crohn’s disease and we expect to begin dosing patients in the first half of 2024. GARNET is a global Phase 2b randomized controlled trial of MORF-057, where enrolled patients will be randomized to receive one of two active doses or a placebo: 200 mg BID, 100 mg BID or a placebo that will cross over to MORF-057 after the 14-week induction phase. The primary endpoint of the trial is the proportion of participants in endoscopic response (≥50% reduction) at week 14 as determined using SES-CD. The secondary endpoints will include the change in CDAI measures, as well as safety parameters. Following the 14-week induction phase, patients will move to a 38-week maintenance phase.
Figure 15. GARNET Phase 2b trial design
Additional Preclinical and Discovery Efforts
Next-generation α4β7 Integrin inhibitors for GI Diseases
Based on the well-understood biology of α4β7 inhibition and our progress with the MORF-057 program, Morphic has discovered and is advancing a family of next-generation α4β7 inhibitors through pre-clinical development with an initial therapeutic focus on potential development in GI indications beyond IBD, including eosinophilic GI disorders, pouchitis and other indications.
αvβ8 Integrin inhibitor program for myelofibrosis and immuno-oncology
We have advanced our αvβ8 integrin inhibitor through preclinical development for the treatment of myelofibrosis and solid tumors. We have previously presented promising pre-clinical oncology efficacy data. For example, in an immune-excluded model of breast cancer, a Morphic small molecule inhibitor reversed insensitivity to immune checkpoint blockade. However, based on the beneficial development path and commercial tractability of myelofibrosis, we have prioritized our αvβ8 inhibitor program in myelofibrosis over our immune-oncology program in solid tumors as we await clinical and competitive landscape developments from external αvβ8-targeted programs in immune-oncology.
Myelofibrosis is a subtype of myeloproliferative neoplasm, or MPN, a group of hematologic malignancies manifested with the overproduction of blood cells (erythrocytes, leukocytes, or platelets). Three MPN subtypes have been identified: polycythemia vera, or PV, essential thrombocythemia, or ET, and primary myelofibrosis, or PMF. PV or ET can progress into myelofibrosis. Constitutive activation of JAK-STAT signaling plays a central role in the pathogenesis of myelofibrosis. Progression from the early stage MPN to myelofibrosis is associated with the accumulative expansion of aberrant hematopoietic stem cells, carrying somatic mutations acquired decades before disease manifestation. Phenotypic mutations in the JAK2, CALR, and MPL genes are associated with most cases of myelofibrosis. Myelofibrosis is characterized by cytopenias, burdensome symptoms, splenomegaly, progressive bone marrow, or BM fibrosis, and extramedullary hematopoiesis as a response to profibrotic changes and cytokine abnormalities in the BM niche. The overall survival is poor, typically between 5-7 years on average.

The rationale for αvβ8 inhibition in myelofibrosis is based on its role in TGFβ activation. Inhibition blocks αvβ8-mediated TGF-β1 and TGF-β3 activation to enable tissue-specific and localized inhibition of TGF-β signaling, to avoid global inhibition of TGF-β signaling and to prevent adverse toxicities, including cardiovascular, and pro-neoplastic. αvβ8 is expressed on cell types related to myelofibrosis pathogenesis, being a key mediator of TGF-β activation in the bone marrow. While αvβ6 also activates TGFβ, the expression of β8 in both healthy and myelofibrosis patient-derived human bone marrow is much higher than the expression of β6 (Figure 16). This indicates that αvβ8 is the dominant integrin driving TGF-β activation in this biologically relevant tissue.
TGF-β likely plays a critical role in the pathogenesis of myeloproliferative neoplasms and myelofibrosis progression. It is upregulated in myelofibrosis patients, promoting collagen deposition and bone marrow fibrosis, hallmarks of myelofibrosis. It is reported to have a direct effect on megakaryopoiesis, inhibiting megakaryocyte maturation and platelet production. Additionally, it promotes dormancy of normal but not myelofibrosis hematopoietic stem cells. Inhibiting the TGF-β signaling pathway in myelofibrosis is expected to decrease the fibrogenic stimuli leading to myelofibrosis and concomitantly restore megakaryocyte maturation and normal hematopoiesis by increasing the number of wild-type but not mutated progenitor cells. We have determined that inhibition of αvβ8 in vivo leads to enrichment of megakaryocytes and reduction in osteoblasts, suggesting a potentially healthier bone marrow niche (Figure 16). Thus, an effective αvβ8 inhibitor allows for local and cell-type-specific suppression of TGF-β signaling, within the pathogenic niche. The only approved therapies are JAK inhibitors that do not report any improvement in fibrosis, erythrocytes, and platelets.
Figure 16. Left: Human gene expression profile in the bone marrow of healthy donors and myelofibrosis patients. Right: Enrichment of megakaryocytes and decreased osteoblasts after inhibition of αVβ8 in vivo.
1The HEL 92.1.7 (HEL) and JVM-2 cell lines were used as negative controls for ITGB8 and ITGB6 expression, respectively.
Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we are advancing MORF-088, a selective small molecule inhibitor of αvβ8 for myelofibrosis. Further pre-clinical research is ongoing, and the creation of a robust translational plan is in progress to efficiently measure if this mechanism will be effective in myelofibrosis patients.
α5β1 inhibitor program for pulmonary hypertensive diseases
Inhibition of fibronectin integrins has been shown in preclinical studies to drive multiple key independent processes in hypertensive diseases including reversal of pulmonary vasculature remodeling, prevention of right ventricular fibrosis and improvement of cardiomyocyte metabolic efficiency.
PAH is a rare, progressive disorder characterized by pulmonary vascular remodeling, resulting in high pulmonary artery pressure and progressive right ventricular, or RV, dysfunction. Current treatments, which target the prostacyclin, endothelin-1, or nitric oxide pathways, slow disease progression. However, the 5-year survival rate of approximately 60% highlights the need for therapies targeting alternative pulmonary vascular remodeling pathways. It is now recognized that, like cancer cells, pulmonary artery, or PA, smooth muscle cells exhibit exaggerated proliferation and resistance to apoptosis in response to increased PA stiffness caused by extracellular matrix remodeling. Integrins are known to promote cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH, thus integrin expression and their effects on PA remodeling and RV failure was examined (Bonnet et. al. presented at AHA 2021, Circulation. 2021; 144:A10717).

Expression of α5β1 is significantly increased in distal pulmonary arteries, pulmonary artery smooth muscle cells and the right ventricle from PAH patients. In addition, increased expression was found in monocrotaline (MCT) and pulmonary artery banding rats. Pharmacological inhibition of α5β1 in vitro decreased PAH pulmonary artery smooth muscle cell proliferation and resistance to apoptosis which were associated with a decreased activation of α5β1 downstream signaling pathways. In cardiomyocytes and human right ventricular fibroblasts, inhibition of these integrins decreased hypertrophy and right ventricular fibroblast activation and proliferation. Inhibition of α5β1 improved vascular remodeling and right ventricular function in vivo as assessed by echocardiography and right heart catheterization in MCT rats with established PAH. α5β1 inhibition resulted in improvements in vascular remodeling and RV failure, suggesting that α5β1 plays an important role in the pathophysiology of PAH (Figure 17). In addition, incubation of an α5β1 inhibitor with precision cut lung slices from human PAH patients demonstrates reduced pulmonary artery smooth muscle proliferation, resulting in beneficial remodeling and reduced arterial wall thickness (Figure 18). The positive effects observed with α5β1 inhibition in pre-clinical PAH models is guiding Morphic in the pursuit of a lead molecule for future approaches in clinical development.

Figure 17: Pharmacological inhibition of fibronectin binding integrins with a broad-spectrum integrin small molecule inhibitor (SMi) with and without standard of care (SOC) reverses PAH in MCT-rat model with established PAH. The use of combination SOC and SMi preserves RV function.
Figure 18: Inhibition of α5β1 in precision cut lung slices from human PAH patients demonstrates reduced arterial wall thickness and reduced pulmonary artery smooth muscle proliferation.
Additional new integrin programs
Our strategy has enabled the identification of small molecule and antibody modulators of multiple integrin targets that allow in-depth interrogations of these mechanisms. We are considering additional integrin modulator programs for fibrosis-related indications, pulmonary/cardiovascular-related indications, and muscle-related indications. Due to the role of integrins in TGF-β activation, mechano-transduction, adhesion, cell migration and cell proliferation, integrins may trigger different pathways to initiate or exacerbate diseases under various pathophysiologic states, and their modulators may be distinctly well suited for treatment in the context of different organ systems. These programs are at different discovery stages, with at least one of them expected to reach the development candidate state in the next eighteen months.

Collaboration and License Agreements
Schrödinger Agreement
In June 2015, we entered into a collaboration agreement with Schrödinger, or as amended as of the date hereof, the Schrödinger Agreement, to explore drug targets selected by us. Under the collaboration, Schrödinger uses its technology platform to perform virtual screens, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Under the terms of the Schrödinger Agreement, Schrödinger exclusively works with us on integrin targets during the term thereof. In consideration for its performance of activities under the collaboration, Schrödinger has received approximately 3.4 million units of Series Seed preferred units. In addition, with respect to compounds identified as part of the collaboration, Schrödinger may be eligible to receive certain payments from us related to development milestones, not to exceed in the aggregate $3.1 million, on a target-by-target basis, a low six-figure payment upon initiation of lead optimization and on a compound-by-compound basis, as well as royalties in the low single digits on sales of products containing such compounds. In addition, we have agreed to pay Schrödinger a percentage, in the mid-single digits, of certain payments we receive from third parties in connection with the licensing or transfer of the rights to exploit such compounds to such third parties, and a one-time fee of $1.0 million paid in 2019. Schrödinger may terminate the Schrödinger Agreement under certain circumstances, including if a certain number of developmental milestones have not been achieved by us within a certain timeframe.
We have successfully used Schrödinger’s technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of integrin targets, perform target validation and analysis, identify leads, and perform lead optimization to establish a portfolio of integrin programs. We believe the Schrödinger Agreement enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational and machine learning technologies.
With our internal proven capabilities in structural biology, medicinal chemistry and screening, the Schrödinger platform accelerates our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology, and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their software suite beyond the scope of integrins. As a result, in 2023, we began advancing additional clinically validated targets with a focus in the inflammation and immunology therapeutic areas, which are highly complementary to our current assets within the integrin space. These additional targets include the IL23 and TL1A pathways, among others. Injectable inhibitors of these targets have been shown to provide significant clinical benefits to IBD patients. Utilizing our expertise in small molecule drug design and optimization, we are pursuing inhibitors against these targets. If we are successful, we believe these agents would be optimal to combine with MORF-057 to achieve enhanced clinical efficacy in IBD patients.
Children’s Medical Center Corporation Agreement
In October 2015, we entered into an exclusive license agreement, as amended as of the date hereof, the CMCC Agreement, with the Children’s Medical Center Corporation, or CMCC, relating to technology on inhibiting integrins developed by Dr. Springer during his employment at Boston Children’s Hospital, an affiliate of CMCC. Under this agreement, we have an exclusive license under certain patent rights, and a non-exclusive license under certain know-how, owned by CMCC to develop and commercialize products worldwide for any therapeutic or diagnostic use in humans and veterinary applications. We also have the option to add new patent rights and know-how generated by the laboratory of Dr. Springer within a specified time after the effective date of the CMCC Agreement for additional payments consistent with fair market value. In consideration of the license grants, upon execution of the CMCC Agreement we issued CMCC a number of shares of common stock representing 6% of the then issued and outstanding units on a fully diluted basis. We also paid CMCC an upfront license issue fee of $50,000, and reimbursed CMCC for certain patent prosecution costs. We also agreed to pay CMCC a license maintenance fee for the first three years after the effective date of the CMCC Agreement, certain development milestones, a percentage of sublicensing income we may receive, and running royalties in the low single digits on net sales of licensed products.
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

Intellectual Property
Our success depends, in part, on our ability to protect our intellectual property related to (i) our product candidates and related methods, and (ii) our MInT Platform for generating integrin structures and modulators of those structures. Our success also depends on having the freedom to operate to enable commercialization of our product candidates, if approved, and preventing others from infringing our patent rights. We protect our MInT Platform using trade secrets, proprietary know-how, and, on rare occasion, patents. We protect our small molecule products using patents, and our policy is to seek product patent protection in key jurisdictions, including the United States, major European countries, and other jurisdictions we deem appropriate or as required by our collaboration agreements.
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
As of December 31, 2023, we solely owned various issued patents and pending patent applications with respect to compositions of matter and methods of use for treating therapeutic indications related to the α4β7 integrins in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. The expected expiration dates for the patents (or patent applications if granted) directed to our α4β7 program compounds are between 2039 and 2041 plus any extensions or adjustments of term available under national law.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved in the United States or Europe. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie Inc., Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., Eli Lilly and Company, and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Gilead Sciences, Inc, and EA Pharma Co. LTD, as well as therapies with different mechanisms of action in clinical development by AbbVie Inc., Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, Merck, Roche, Sanofi, Teva, Takeda, and Bristol-Myers Squibb, in addition to other pharmaceutical companies.
Our αvβ8-specific small molecule integrin inhibitor program is under development for the treatment of myelofibrosis and solid tumors. Currently approved myelofibrosis therapies include the oral JAK inhibitors Jakafi (ruxolitinib), marketed by Incyte Corp and Novartis International AG, Inrebic (fedratinib), marketed by Bristol-Myers Squibb, Vonjo (pacritinib), marketed by Swedish Orphan Biovitrum AB, and Ojjaara (momelotinib), marketed by GlaxoSmithKline plc. We are aware of myelofibrosis therapies in clinical development by MorphoSys AG, Incyte Corp, Geron Corporation, AbbVie Inc., and Bristol-Myers Squibb in addition to other pharmaceutical companies. There are currently no approved αvβ8 inhibitors for any indication. We are aware of αvβ8 targeted therapies in clinical development for the treatment of solid tumors, including a monoclonal antibody by Pfizer, Inc. and small molecule by Pliant Therapeutics. In addition, we are aware of a preclinical stage anti-αvβ8 monoclonal antibody for solid tumors from Corbus Pharmaceuticals Holdings, Inc. Furthermore, there are multiple antibody and small molecule therapeutics targeting the TGF-β pathway for the treatment of solid tumors in development by Novartis International AG, AbbVie Inc., Roche Holding AG, Merck & Co., Inc., Bristol-Myers Squibb, and Scholar Rock, in addition to other pharmaceutical companies.

Our α5β1-specific small molecule integrin inhibitor program is under development for the treatment of pulmonary hypertensive diseases, including PAH. Currently approved PAH therapies include the endothelin pathway agents Letaris (ambrisentan), marketed by Gilead Sciencs, Inc., Tracleer (bosentan), marketed by Johnson & Johnson, and Opsumit (macitentan), marketed by Johnson & Johnson; nitric oxide pathway agents Revatio (sildenafil), marketed by Viatris Inc., Adcirca (tadalafil), marketed by United Therapeutics Corporation, and Adempas (riociguat), marketed by Bayer AG; and prostacyclin pathway agents Uptravi (selexipag), marketed by Johnson & Johnson, Orenitram (oral treprostinil), marketed by United Therapeutics Corporation, Ventavis (iloprost), marketed by Johnson and Johnson, Tyvaso (inhaled treprostinil), marketed by United Therapeutics Corporation, Flolan (epoprostenol), marketed by GlaxoSmithKline plc, and Remodulin (parenteral treprostinil), marketed by United Therapeutics Corporation; in addition to other pharmaceutical companies. We are aware of PAH therapies in clinical development including agents by Merck & Co., Inc., Liquidia Corporation, Gossamer Bio, Inc., Aerovate Therapeutics, Inc., United Therapeutics Corporation, and Keros Therapeutics, Inc., in addition to other pharmaceutical companies.
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
Government Regulation
Pharmaceutical products are subject to extensive regulation by government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production, sale, distribution, injunctions, fines, civil penalties and criminal prosecution.
Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, PK, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.
The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $4,000,000 for Fiscal Year 2024, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, currently exceeding $410,000 for each prescription product for Fiscal Year 2024. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.
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
Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis.
The Food and Drug Omnibus Reform Act, or FDORA, includes provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.
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
Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is generally calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. If the extended patent was issued during the development or review period, the calculation begins from the date of patent issuance. The review period can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
Other Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, price transparency and reporting, privacy and cybersecurity laws, and other healthcare laws and regulations.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act.
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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA. For example, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data, although it exempts some data processed in the context of clinical trials. In addition, the California Privacy Rights Act of 2020, or CPRA, which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.
Further, pursuant to the federal Physician Payments Sunshine Act, enacted as part of the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of approved prescription drugs that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to collect and report information on certain payments or transfers of value to physicians, physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.
In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Several states, including California, Connecticut, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs and/or marketing codes. Still other states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and the prices of newly launched drugs, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
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

U.S. Healthcare Reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
There have also been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, including the Budget Control Act (which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, that will remain in effect through 2031, unless additional congressional action is taken). Further, in November 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act, or IRA, until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. In addition, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products.
Several healthcare reform proposals recently culminated in the enactment of the IRA in August 2022, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. among other things, The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA will imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges.
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

Human Capital
Employees
As of December 31, 2023, we had 121 full-time employees. Of these employees, 52 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Employee Development & Training
We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor-led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.
Safety
The safety, health and wellness of our employees is a top priority. We continue to monitor developments regarding health pandemics or other concerns, and will implement any safety protocols that may become necessary in the future.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, www.morphictx.com, after the reports and amendments are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
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
•Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in UC, and in April 2023 presented positive data from the main cohort (n=35) of the EMERALD-1 open-label, single-arm Phase 2a trial of MORF-057 at a dose of 100 mg BID in patients with moderate to severe UC. We began dosing patients with moderate to severe UC under our EMERALD-2 global Phase 2b randomized controlled trial of MORF-057 in November 2022, and expect to initiate the Phase 2b study for MORF-057 in Crohn’s disease in the first half of 2024. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the fiscal year ended December 31, 2023, we reported a net loss of $152.1 million. As of December 31, 2023, we had an accumulated deficit of approximately $449.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and efforts to obtain regulatory approval for our product candidates, whether as a result of regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, the ongoing labor shortage, global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise).
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
The development of biopharmaceutical product candidates is capital-intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates to date, and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of December 31, 2023, we had $704.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the timing, cost and progress of preclinical and clinical development activities;
•the number and scope of preclinical and clinical programs we decide to pursue;
•the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;
•the timing and amount of milestone and other payments we may receive or make under any collaboration agreements;
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide, increases in inflation, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. While the FDIC took steps to make depositors of SVB whole, First-Citizens Bank & Trust Company assumed our deposits from SVB, and we regained access to those funds, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Continued instability in the global banking system may adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.

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

In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if any, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms or at all may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We have invested a significant portion of our efforts and financial resources in the development of our α4β7-specific integrin inhibitors program. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate for our α4β7 program. We have not previously submitted a new drug application, or NDA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business, financial condition, results of operations and prospects.
Our product candidates are in various stages of development and may fail in development or suffer delays that materially adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and our product candidates are in various stages of clinical-stage development. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or any collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•inability of our product candidates to meet efficacy endpoints during clinical trials;
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our trials in particular; or
•varying interpretations of our data by the FDA and comparable foreign regulatory agencies.
Our or any of our collaborators’ inability to complete development of or to commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions and estimates that may prove to be incorrect. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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
We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, AbbVie Biotechnology Ltd., or AbbVie, informed us that it did not intend to advance any of its selective oral αvβ6-specific integrin inhibitors under our collaboration agreement, or the AbbVie Agreement, due to a suspected on-target / αvβ6-mediated safety signal that was observed in preclinical testing, and subsequently exercised its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022.
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
All of our product candidates are in preclinical or clinical development, and the risk of failure is high for all programs. It is impossible to predict accurately when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Additionally, comparing the results from different trials may be unreliable due to different protocol designs, trial designs, patient selection and populations, number of patients, trial endpoints, trial objectives and other parameters that may not be the same between trials. Therefore, cross-study comparisons provide very limited information about the efficacy or safety of a drug. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our ongoing or future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.
Commencement of clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA or comparable foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.
We or any collaborators may experience delays in initiating or completing clinical trials. We or any collaborators also may experience numerous unforeseen events during, or as a result of, current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our integrin inhibitor programs or any future product candidates, including:
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
•clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
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
•we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance or perceived noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•we or our third-party contract manufacturers may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on any collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our current or future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in current or future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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
Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.
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
If significant adverse events or other side effects are observed in any of our clinical trials or the clinical trials of our collaborators, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, PML has been observed by others as an adverse effect during late-stage clinical development of infusible antibody inhibitor of α4β1 integrin, natalizumab. This adverse effect was not observed in the preclinical studies or during early clinical development of natalizumab. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
We face competition from entities that have developed or may develop product candidates for autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies or product candidates are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and integrin and immunoregulatory therapeutics fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on therapeutics for autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies and institutions are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies and institutions compete with us in recruiting scientific and managerial talent.
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
Many of these competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
Our current product candidates or any future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success, if approved, and we may not generate any future revenue from the sale or licensing of product candidates.
Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Historically, several injectable integrin inhibitors have been approved by the FDA for treatment of IBD, multiple sclerosis, psoriasis, acute coronary syndrome and dry eye disease. However, our product candidates are based on a novel approach to oral integrin therapies, and while integrins are a well-understood receptor family, to date, no oral small molecule integrin therapies have been approved by the FDA. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an orally bioavailable product based on our novel technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or any existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:
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
•we may be requested or required to recall the product or change the way the product is administered to patients;
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
We have in the past and may in the future seek to enter into collaboration agreements with third parties for the discovery or development of certain integrin-based therapeutics, and such collaborations could represent a significant portion of our product pipeline. We have derived substantially all of our revenue to date from collaboration agreements with third parties, and we may derive a portion of our future revenue from collaboration agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, or if our collaborations are otherwise not successful, revenue and cash resources from milestone payments under any collaboration agreements that we may enter into will be substantially less than expected. For example, in June 2022 AbbVie exercised its right to terminate the AbbVie Agreement for convenience, effective December 2022, due to a suspected on-target / αvβ6-mediated safety signal that was observed in preclinical testing. In January 2023, Janssen exercised its right to terminate the Janssen Agreement for convenience, effective March 2023, following a lack of target validation in the specific disease of Janssen’s interest, and we have since focused efforts on a third integrin research program with Janssen that includes the potential development of integrin antibody activators.
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
With respect to collaboration agreements, we have historically had and expect to have in the future limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
In June 2015, we entered into a Collaboration Agreement with Schrödinger, which was subsequently amended in March 2018 and in May 2019, or the Schrödinger Agreement. Under the collaboration, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license for all intellectual property for our product candidates.
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
We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. For example, a recent escalation of trade tensions between the U.S. and China has resulted in trade restrictions and calls for sanctions that could impact our ability to rely on our third-party manufacturers in China. Sustained uncertainty about, or a worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and China could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions. Any replacement of our manufacturers or suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted, including as a result of cybersecurity events or global supply chain disruptions, we may be unable to secure the supply of product candidates required for our preclinical studies.
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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, epidemics or pandemics, cybersecurity events, or global supply chain disruptions. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
We, or our third-party contract research organizations, face risks related to health epidemics, pandemics and other outbreaks, which could significantly disrupt our operations.
Our business could be adversely impacted by epidemics or pandemics. If there are closures or other restrictions in the places where we or our manufacturers and suppliers operate, we may experience disruptions to our operations. For example, we have in the past and may in the future experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemics or outbreaks occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has in the past and may in the future experience disruptions, including in connection with temporary office closures and suspension of services by our suppliers, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations.
The manufacturing of our molecules is complex, and our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
Our product candidates are biopharmaceuticals, and the process of manufacturing biopharmaceuticals is complex, time-consuming, highly regulated and subject to multiple risks. Our contract manufacturers must comply with legal requirements, cGMPs and guidelines for the manufacturing of biopharmaceuticals used in clinical trials and, if approved, marketed products. Our contract manufacturers may have limited experience in the manufacturing of cGMP batches.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if we or any collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2023, we had 121 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of Praveen P. Tipirneni, M.D., our chief executive officer, as well as other members of our management team, and other key employees and advisors. We currently do not maintain key person insurance on these individuals. On September 26, 2023, we announced that Dr. Tipirneni had experienced an unexpected medical event and was taking a temporary medical leave of absence. On January 3, 2024, we announced that Dr. Tipirneni had returned from leave and resumed his duties as Chief Executive Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, and personnel involved with crystallization of integrins in particular, because of the highly technical nature of our product candidates and technologies related to our MInT Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
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
Our future growth may depend, in part, on our ability to develop and commercialize and/or promote our product candidates in foreign markets, for which we may rely on collaborations with third parties. We are not permitted to market or promote any of our product candidates in a foreign market before we receive regulatory approval from the applicable regulatory authority in that foreign market, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of products, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.
Our business entails a significant risk of product liability and any inability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
In connection with the conduct of clinical trials of our product candidates, we may be exposed to significant product liability risks inherent in the development and testing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities and/or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in increased difficulty enrolling participants in clinical trials, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize and products that we may develop, and a decline in our stock price. We currently maintain general liability insurance with coverage up to $10.0 million. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA and other comparable foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure or perceived failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.
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

We collect and maintain information in digital form that is necessary to conduct our business, and we are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use and store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal data. It is critical that we do these things in a secure manner to maintain the confidentiality, integrity, and availability of such confidential information. We have established physical, electronic and organizational measures, and we rely on commercially available systems, software, tools, and monitoring, to safeguard, provide security, and otherwise protect our information technology systems and our collection, use and storage, and transmission of digital information. We have outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors, consultants, vendors, and other third parties on which we rely, are vulnerable to cyber-attacks and other incidents which could adversely affect us. These cyber-attacks and other incidents may include unauthorized access to our network, information technology systems, and data, and those of our vendors; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber-extortion; and malicious actions by persons inside our organization and other insider threats (“cyber threats and incidents”). The increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks. Our internal information technology systems and infrastructure and those of our vendors are also vulnerable to damage from natural disasters, acts of terrorism, war and other acts of foreign governments, and failures of telecommunication, electrical, and other critical systems. All of these potentially adverse incidents could compromise our ability to conduct and perform our business functions in a timely manner, could delay our financial reporting, and could materially adversely affect our operating results and financial condition.

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

In August 2023, we suffered a network intrusion when a third party gained unauthorized access to our network and downloaded files from certain of our online depositories. The costs associated with responding to and mitigating the incident were not material and were primarily covered under an insurance policy as part of our corporate risk program. Further, in April 2023, we were notified by one of our vendors that they had suffered a security breach and that some of our data, including data related to our manufacturing processes and intellectual property, was among the information downloaded and/or extracted by an unknown third party. We did not experience any significant disruption to our business, nor do we expect any significant disruption to our future prospects, as a result of the August 2023 and April 2023 cybersecurity incidents. To date, these cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, in the future, if such an event were to lead to exposure of sensitive information or cause interruptions in our operations or those of our third-party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, or HIPAA, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. The new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining that an incident is material. We are subject to such annual report disclosure requirements starting with this Annual Report on Form 10-K for the year ended December 31, 2023 and we have been subject to such Form 8-K disclosure requirements since December 18, 2023. Complying with these new cybersecurity disclosure obligations, or any additional new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
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
Our current operations are concentrated in Waltham, Massachusetts. Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition such as a hurricane or heavy snowstorm, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to our facilities or the manufacturing facilities of our third-party contract manufacturers may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurs that prevents us from using all or a significant portion of our headquarters, that damages critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify the existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot assure you that such insurance coverage will be sufficient to satisfy any damages and losses we may experience. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate for any reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2023, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $201.6 million and $237.4 million, respectively, which begin to expire in 2037. As of December 31, 2023, we also had available tax credit carryforwards for federal and state income tax purposes of $17.3 million and $7.4 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Internal Revenue Code (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382 of the Code. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception or that may occur in the future could result in such an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes at the state level, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures, however, we have no assurance that the provision will be repealed or otherwise modified.
Risks Related to Intellectual Property
If we are not able to obtain, maintain, and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of December 31, 2023, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation, or the CMCC Agreement, to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Oral integrin therapies in fibrosis and IBD or other disease areas are a relatively new scientific field. We have applied for and have obtained a license from a third party on an exclusive basis to U.S. patent filings related to our MInT Platform. Other pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, and manufacture of small-molecule integrin inhibitor-based and other therapeutics.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We cannot assure you that subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once granted. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. In addition, in Juno v. Kite, the Federal Circuit held broad antibody and chimeric antigen receptor claims supported by few examples invalid for lack of written description. Recently, the Federal Circuit issued a precedential decision in In re Cellect (No. 22-1293) that could shorten or eliminate extended patent term awarded under Patent Term Adjustment if challenged on the basis of Obvious-Type Double Patenting. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways, particularly with respect to pharmaceutical patent protection, that would weaken our ability to obtain new patents or to enforce our or our licensors’ or collaborators’ existing patents and patents that we might obtain in the future.
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
In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. In addition, unless we conduct head-to-head comparative clinical trials for our product candidates, we will be unable to make comparative claims regarding any other products in the promotional materials for our product candidates. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or comparable foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.
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
Existing regulatory policies may change and additional government regulations may be enacted that could affect pricing and third-party payment for our product candidates, which could negatively affect our business, financial condition and prospects. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
While there have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, the ACA remains in effect in its current form. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such efforts to repeal, replace, amend or invalidate the ACA or its implementing regulations, or portions thereof, will impact the ACA or our business. There have also been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, including the Budget Control Act (which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, that will remain in effect through 2031, unless additional Congressional action is taken). Moreover, the American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.
Further, in November 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act, or IRA, until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.
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
Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, the HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation and eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program, which requires manufacturers that wish for their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.
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
•HIPAA and its respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information; the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance

Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
•state privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, which gives California residents expanded rights to access and delete their personal information, restrict processing of sensitive personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action that may lead to an increased probability for data breach litigation, all of which will result in increased compliance costs and potential liability. The CPRA also created a new privacy regulator called the California Privacy Protection Agency, which is charged with enforcement as well as drafting and promulgating new privacy regulations. Following California’s lead, several other state enacted privacy laws that took effect in 2023: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act. Additional state privacy laws are to take effect in 2024: the Florida Digital Bill of Rights (July 1, 2024), Montana’s Consumer Data Privacy Act (October 1, 2024), Oregon’s protections for the personal data of consumer enacted through SB 619 (July 1, 2024), and the Texas Data Privacy and Security Act (July 1, 2024);
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
If we decide to seek Orphan Drug Designation for one or more of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
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
The collection and use of personal health data in the EU is governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Additionally, the United Kingdom (the “U.K.”) implemented its own Data Protection Act, effective in May 2018 and statutorily amended in 2019, that is further supplemented by the U.K. GDPR which took effect on January 1, 2021. The U.K. GDPR is based on the GDPR that had applied previously in the U.K. but with changes, including its own derogations, for how the GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have had to continue to comply with the GDPR as well as the U.K.’s Data Protection Act and the U.K. GDPR. The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. These laws increase the scrutiny of transfers of personal data, such as from clinical trial sites, located in the European Economic Area, the United Kingdom, and Switzerland to jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, such as the United States. On June 4, 2021, the European Commission finalized revised versions of the Standard Contractual Clauses that can be used to transfer personal data out of the EU to the United States. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses, which we will be required to use for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Also, effective July 10, 2023, the new EU-U.S. Data Privacy Framework, or DPF, has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely subject to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the U.S. to become uncertain once again. EU data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions, thus it is possible that the ability to transfer personal data from the European Union to the United States may become restricted. We and many other companies may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States and other third-party countries. Failure to comply with the requirements of the GDPR, the U.K. GDPR, and the related national data protection laws of the EU Member States and the United Kingdom may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. Future GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There remains uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Ownership of Our Common Stock
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
Our quarterly and annual operating results, including our collaboration revenue, net loss and cash flow, may fluctuate significantly from period to period, which makes it difficult for us to predict our future operating results. Our operating results are and will be affected by numerous factors, many of which are outside of our control including:
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
•additions and departures, or leaves of absences, of key personnel;
•strategic decisions by us, our collaborators or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, the ongoing labor shortage,global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise.
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
The trading price of our common stock and the common stock of other biopharmaceutical companies have been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:
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
•natural disasters and other calamities, including global pandemics;
•cybersecurity events; and
•general economic, industry and market conditions, including recent instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, and the ongoing labor shortage, global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise.
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
Based on the beneficial ownership of our common stock as of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
ESG factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, regulators, employees, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. In addition, the SEC has proposed new rules that, if adopted in their current form, would impose new disclosure requirements regarding, among other ESG topics, climate-related risks, greenhouse gas emissions data and any publicly set climate-related targets or goals. Efforts to comply with these or any additional new regulatory requirements, or our failure to do so, could have adverse impacts on our business, operating results and financial condition.
Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, regulators, customers, employees and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose ESG matters, our reputation and business, operating results and financial condition could be adversely impacted.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have integrated our cybersecurity risk management processes into our overall risk management framework. Cybersecurity risks are considered alongside other operational, financial, and strategic risks, enabling the development of a comprehensive and cohesive enterprise-wide risk mitigation strategy. Our cybersecurity risk management program is managed by a team comprised of key members of management and our information technology department, including our Chief Financial Officer, Chief Accounting Officer, General Counsel, and Senior Director of Information Technology. This team is responsible for leading our enterprise-wide cybersecurity strategy and managing our processes for preventing, detecting, mitigating, and remediating cybersecurity incidents, including through policy development, the establishment and implementation of standards, processes, and technical safeguards designed to protect our information systems from cybersecurity threats and efforts to educate our employees, consultants and other third parties we work with on cybersecurity threats and the Company’s policies and procedures in this area. The team also engages in continuous monitoring, regular reporting, testing, and collaboration with external entities to stay informed about evolving threats. The individuals listed above possess relevant expertise in information technology and cybersecurity and background knowledge, and our Senior Director of Information Technology has served in various roles in information technology and information security for approximately twenty-five years.
Our Board of Directors (“Board”) oversees our overall enterprise risk management process, and the Audit Committee of the Board (the “Audit Committee”) supports the Board in its oversight of cybersecurity and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and respond to data breaches. The Board and the Audit Committee each receive periodic presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
To enhance the effectiveness of its cybersecurity processes, we also engage third-party assessors, consultants, and auditors with specialized expertise. These third-parties conduct independent evaluations, providing an additional layer of scrutiny to identify and address potential vulnerabilities, and testing. Our cybersecurity risk management program is regularly evaluated by our own information technology employees and these third-parties with the results of those reviews reported to management and the Audit Committee. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
To date, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. However, we acknowledge the dynamic nature of cyber threats and the potential for future incidents to have a material impact. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II—OTHER INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “MORF”. Trading of our common stock commenced on June 26, 2019, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of February 20, 2024, there were 14 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
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
Recent Unregistered Sales of Equity Securities

None.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph
As a “smaller reporting company” as defined by Item 10 of Regulation S-K for the 2022 annual determination, we have elected to use the scaled down disclosure requirement available to us for this December 31, 2023 Form 10-K.
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
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our business strategy, market size, potential growth opportunities, our preclinical and clinical development activities, the efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the impact of risks and uncertainties in connection with the current macroeconomic and geopolitical environments, increases in inflation, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
We are advancing our pipeline, including our lead product candidate, MORF-057, an orally administered α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease, or IBD, an indication for which there is significant unmet need. Only about one in five patients achieve clinical remission with approved advanced therapies, and approximately half of those patients lose response over time. As such, even newer biologic and oral agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. In addition, many patients with moderate-severe IBD do not receive adequate treatment for their disease due to the inconvenience and fear of injectable biologics, or the safety profile of systemically immunosuppressive therapies. We believe that MORF-057 has the potential to address these unmet needs in the IBD treatment landscape as an orally administered agent with gastrointestinal, or GI, targeted immunosuppression that can avoid concerns associated with other approved drug classes. Furthermore, as the IBD treatment landscape evolves from monotherapy to combination therapy in order to increase therapeutic response rates in certain patient populations, we believe that MORF-057’s profile is ideal as a foundational backbone for next generation therapeutic regimens. We submitted an investigational new drug application, or IND, for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis, or UC.
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
The α4β7 receptor occupancy, or RO, increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
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
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index, or RHI, a validated instrument that measures histological disease activity in UC at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score, safety, PK parameters and key PD measures. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by modified Mayo Clinic Score, or mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events, or SAEs, and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at UEG Week 2023 in October in Copenhagen. We presented the moderated poster presentation for the EMERALD-1 trial at UEG Week 2023, including 12 weeks of safety, PK parameters and key PD measures compared to baseline. On October 12, 2023, we presented additional data from the EMERALD-1 trial including 44 weeks of safety, PK parameters and key PD measures compared to baseline.
EMERALD-2, which is a global Phase 2b randomized controlled trial of MORF-057 began dosing patients in November 2022. Patients enrolled in the EMERALD-2 study are randomized to receive one of three active doses or a placebo: 100 mg BID, 200 mg BID, QD (once daily), or a placebo that will crosses over to MORF-057 after the 12-week induction phase. The primary endpoint of the trial is the clinical remission rate as measured by the mMCS at 12 weeks. The secondary endpoints include the change in RHI, PK and PD measures, as well as safety parameters. Following the 12-week induction phase, patients will move to a 40-week maintenance phase. We believe that we will achieve complete analysis of the data for the primary endpoint from the EMERALD-2 Phase 2b trial of MORF-057 in patients with moderate to severe UC in the first half of 2025.
Launch activities are underway for GARNET, which is a global Phase 2b randomized controlled trial of MORF-057 in Crohn’s disease, and we expect the first patients to be dosed in the first half of 2024. Patients enrolled in the GARNET study will be randomized to receive one of two active doses or a placebo: 200 mg BID, 100 mg BID or a placebo that will cross over to MORF-057 after the 14-week induction phase. The primary endpoint of the trial is the proportion of participants in endoscopic response (>=50% reduction) at week 14 as determined using Simple Endoscopic Score for Crohn’s Disease, or SES-CD. The secondary endpoints will include the change in Crohn’s Disease Activity Index, or CDAI, measures, as well as safety parameters. Following the 14-week induction phase, patients will move to a 38-week maintenance phase. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.

Beyond our lead molecule, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced to the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021. Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we have nominated MORF-088, a selective small molecule inhibitor of αvβ8, as a development candidate for myelofibrosis. Further pre-clinical research is ongoing with MORF-088 in the treatment of myelofibrosis to create a robust translational plan to efficiently measure if this mechanism will be effective in patients. We also have an additional research stage program ongoing against α5β1 in pulmonary hypertensive diseases, including pulmonary arterial hypertension, or PAH. We have determined that α5β1 promotes cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
Since June, 2015 we have had an exclusive integrin focused collaboration agreement in place with Schrödinger, a leader in chemical simulation, machine learning models and in silico drug discovery. We have successfully used their technology platform to perform virtual screens on members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of integrin targets, perform target validation and analysis, identify leads, and perform lead optimization to establish a portfolio of integrin programs. We believe that our collaboration with Schrödinger enables us to undertake accelerated drug discovery through design, iteration and optimization of leads using a variety of next-generation physics-based computational and machine learning technologies.
With our internal proven capabilities in structural biology, medicinal chemistry and screening, the Schrödinger platform accelerates our ability to design molecules with atomic precision utilizing our significant expertise in advanced structure-guided drug design technology, and machine learning protocols. In December 2022, we expanded our access as a special Schrödinger software customer enabling utilization of their full software suite beyond the scope of integrins. As a result, in 2023, we began advancing additional clinically validated targets with a focus in the inflammation and immunology therapeutic areas, which are highly complementary to our current assets within the integrin space. Specifically, we have initiated projects targeting the IL23 and TL1A pathways, among others. Injectable inhibitors of these targets have been shown to provide significant clinical benefits to IBD patients. Utilizing our expertise in small molecule drug design and optimization, we are pursuing inhibitors against these targets. If we are successful, we believe these agents could be important monotherapy agents as well as optimal to combine with MORF-057 to achieve enhanced clinical efficacy in IBD patients.
In March 2021, we announced an upsized underwritten public offering of 3,500,000 shares of our common stock at a price to the public of $70.00 per share, resulting in net proceeds of approximately $230.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.
In July 2020, we entered into an Open Market Sale Agreement, or the Original Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program, or the Previous ATM, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering amount of up to $75,000,000, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies, or the New ATM, to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150,000,000. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the year ended December 31, 2023, 1,518,759 shares were issued under the New ATM for net proceeds of $84.5 million, after deducting offering commissions and expenses. As of December 31, 2023, we had approximately $10.9 million of common stock remaining available for sale under the New ATM. We may not sell any Placement Shares under the Previous ATM.
In February 2023, we entered into a securities purchase agreement with existing investors, consisting of a board member and holder of more than 5% of the Company’s common stock and a holder of more than 5% of the Company’s common stock, pursuant to which we agreed to sell and issue, in a private placement, 848,655 shares of common stock at a price of $35.35 per share and pre-funded warrants to purchase up to 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant, or the Pre-Funded Warrants, where each Pre-Funded Warrant had an exercise price of $0.0001 per share. We received aggregate proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants were exercisable at any time after their original issuance and did not have an expiration date. Per their terms, the Pre-Funded Warrants generally could not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants were subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. During the year ended December 31, 2023, 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants. As of December 31, 2023 there were no Pre-Funded Warrants outstanding.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie Biotechnology Ltd, or AbbVie, and Janssen Pharmaceuticals, Inc., or Janssen, discussed further in Note 12 of the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through December 31, 2023, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $449.2 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $704.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.
Risks and Uncertainties
We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to supply chain disruptions, increases in consumer prices, inflation, market volatility, interest rate fluctuations, recent instability in the banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, labor shortages, cybersecurity events and ongoing regional conflicts around the world. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business, excluding minor changes to our development timelines. Our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. As of the date of issuance of these consolidated financial statements, the extent to which the current macroeconomic and geopolitical environments may materially impact our financial condition, liquidity, or results of operations remains uncertain.
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

Collaboration Revenue — Janssen
In February 2019, we entered into a research collaboration and option agreement with Janssen, or the Janssen Agreement, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focused on three integrin targets, each target the subject of a research program, with the ability to substitute up to two integrin targets not explored by us. In consideration for certain rights granted under the Janssen Agreement, during 2019 Janssen paid us an upfront commencement fee of $10.0 million for each of the first two research programs, and in February 2021 Janssen paid us an upfront commencement fee of $5.0 million for the third research program. In December 2021, Janssen informed us that it had decided not to exercise the options on the first two integrin targets which resulted in a reduction in scope of our responsibilities under the Janssen Agreement. In January 2023, Janssen informed us that it had decided to exercise its right to terminate the Janssen Agreement for convenience, which termination became effective in March 2023.
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
The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the clinical development process for our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
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
We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also incur expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on Nasdaq, director and officer compensation and insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant general and administrative expenses related to supporting product sales, marketing and distribution activities.
Interest Income, Net
Interest income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.
Provision for Income Tax Expense
We record a provision for income taxes on pre-tax income or loss based on our effective tax rate for the year. For additional details about the current year tax provision, refer to the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Collaboration revenue	$521	$70,808	$(70,287)	(99)%
Operating expenses:
Research and development	140,384	102,062	38,322	38%
General and administrative	38,823	32,142	6,681	21%
Total operating expenses	179,207	134,204	45,003	34%
Loss from operations	(178,686)	(63,396)	(115,290)	182%
Other income:
Interest income, net	26,969	4,567	22,402	491%
Other income (expense), net	2	(145)	147	(101)%
Total other income, net	26,971	4,422	22,549	510%
Loss before provision for income taxes	$(151,715)	$(58,974)	$(92,741)	157%
Provision for income taxes	(380)	(67)	(313)	467%
Net loss	$(152,095)	$(59,041)	$(93,054)	158%
Collaboration Revenue
The decrease in collaboration revenue of $70.3 million is attributable the conclusion of the AbbVie Agreement and Janssen Agreement in December 2022 and March 2023, respectively.
Research and Development Expenses
Research and development expense increased by $38.3 million, or 38% from $102.1 million for the year ended December 31, 2022 to $140.4 million for the year ended December 31, 2023. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs and other indirect costs. The following table summarizes our research and development expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$56,362	$37,826	$18,536	49%
MORF-088	7,198	11,899	(4,701)	(40)%
AbbVie Agreement programs	—	155	(155)	(100)%
Janssen Agreement programs	51	1,263	(1,212)	(96)%
Other early development candidates and unallocated costs	18,786	10,149	8,637	85%
Total external costs	82,397	61,292	21,105	34%
Internal costs:
Employee compensation and benefits	53,202	36,673	16,529	45%
Facility and other	4,785	4,097	688	17%
Total internal costs	57,987	40,770	17,217	42%
Total research and development expense	$140,384	$102,062	$38,322	38%

The changes in research and development expense were primarily attributable to the following:
•The $21.1 million increase in external costs from the year ended December 31, 2022 to the year ended December 31, 2023 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the AbbVie Agreement and the Janssen Agreement. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $17.2 million increase in internal costs from the year ended December 31, 2022 to the year ended December 31, 2023 was primarily driven by an increase in headcount, subscriptions and non-cash equity-based compensation expense to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $6.7 million, or 21%, from $32.1 million for the year ended December 31, 2022 to $38.8 million for the year ended December 31, 2023. The increase in general and administrative expense was primarily attributable to a $5.8 million increase in non-cash equity-based compensation expense and a $1.4 million increase in personnel related costs, partially offset by $0.5 million and $0.3 million decreases in insurance and consulting expenses, respectively.
Interest Income, Net
Interest income increased by $22.4 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Collaboration revenue	$70,808	$19,794	$51,014	258%
Operating expenses:
Research and development	102,062	87,789	14,273	16%
General and administrative	32,142	27,811	4,331	16%
Total operating expenses	134,204	115,600	18,604	16%
Loss from operations	(63,396)	(95,806)	32,410	(34)%
Other income:
Interest income, net	4,567	272	4,295	1,579%
Other expense	(145)	(8)	(137)	1,713%
Total other income, net	4,422	264	4,158	1,575%
Loss before provision for income taxes	$(58,974)	$(95,542)	$36,568	(38)%
Provision for income taxes	(67)	—	(67)	—%
Net loss	$(59,041)	$(95,542)	$36,501	(38)%
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

Research and Development Expenses
Research and development expense increased by $14.3 million, or 16% from $87.8 million for the year ended December 31, 2021 to $102.1 million for the year ended December 31, 2022. A significant portion of our research and development costs to date have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$37,826	$31,467	$6,359	20%
AbbVie Agreement programs	155	2,759	(2,604)	(94)%
Janssen Agreement programs	1,263	1,751	(488)	(28)%
MORF-088	11,899	8,924	2,975	33%
Other early development candidates and unallocated costs	10,149	6,516	3,633	56%
Total external costs	61,292	51,417	9,875	19%
Internal costs:
Employee compensation and benefits	36,673	32,150	4,523	14%
Facility and other	4,097	4,222	(125)	(3)%
Total internal costs	40,770	36,372	4,398	12%
Total research and development expense	$102,062	$87,789	$14,273	16%
The changes in research and development expense were primarily attributable to the following:
•The $9.9 million increase in external costs from the year ended December 31, 2021 to the year ended December 31, 2022 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057 and development milestone fees due to our collaborators as well as other external research costs to support our early development candidates, including MORF-088. These increases were partially offset by decreases in activity under the AbbVie Agreement and the Janssen Agreement.
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

Liquidity and Capital Resources
Sources of Liquidity
From inception through December 31, 2023, we raised an aggregate of approximately $1.2 billion in gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and secondary equity offerings, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in thousands)
Cash	$589	$458
Cash equivalents	57,988	58,814
Marketable securities	645,772	288,976
Total cash, cash equivalents and marketable securities	$704,349	$348,248
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(112,312)	$(100,977)	$(83,461)
Net cash used in investing activities	(341,815)	(56,451)	(113,180)
Net cash provided by financing activities	453,432	45,266	266,313
Net (decrease) increase in cash, cash equivalents and restricted cash	$(695)	$(112,162)	$69,672
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $112.3 million for the year ended December 31, 2023, compared to $101.0 million in cash used in operating activities for the year ended December 31, 2022. The increase in cash used in operating activities was primarily driven by a $93.1 million increase in net loss, partially offset by a $81.2 million decrease in operating assets and liabilities, principally due to a $67.2 million decrease in deferred revenue, a $5.3 million increase in accounts payable, a $6.4 million increase in prepaid and other current assets, and a $3.7 million increase in accruals.
Net cash used in operating activities was $101.0 million for the year ended December 31, 2022, compared to $83.5 million for the year ended December 31, 2021. The increase in cash used in operating activities was primarily driven by a $61.8 million decrease in operating assets and liabilities, principally due a $52.8 million decrease in in deferred revenue, a $3.2 million increase in accounts receivable and a $2.5 million decrease in accounts payable, partially offset by a $36.5 million decrease in net loss and a $7.9 million increase in equity-based compensation.
Net Cash Used In Investing Activities
Net cash used in investing activities was $341.8 million for the year ended December 31, 2023 compared to $56.5 million used in investing activities for the year ended December 31, 2022. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period, which was increased due to the proceeds received from financing activities during the year ended December 31, 2023.
During the year ended December 31, 2022, net cash used in investing activities primarily resulted from purchases of marketable securities exceeding maturities and sales of marketable securities.
During the year ended December 31, 2021, net cash used in investing activities was primarily driven by investments in marketable securities in the form of proceeds from the underwritten public offering completed in March 2021.
93

Net Cash Provided by Financing Activities
Net cash provided by financing activities of $453.4 million for the year ended December 31, 2023 primarily resulted from $99.8 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023, $259.1 million in net proceeds from the underwritten public offering of our common stock completed in May 2023, $84.5 million in net proceeds from the sale of common stock under the ATM and $10.0 million in proceeds received from our 2019 Employee Stock Purchase Plan, or ESPP, and stock option exercises.
Net cash provided by financing activities of $45.3 million for the year ended December 31, 2022 primarily resulted from $39.2 million in net proceeds received from sales of shares of common stock under the ATM and $6.1 million in proceeds received from issuance of common shares under the ESPP and stock option exercises.
Net cash provided by financing activities of $266.3 million for the year ended December 31, 2021 primarily resulted from the $230.0 million in net proceeds received from the underwritten public offering of our common stock completed in March 2021, $25.7 million in net proceeds received from sales of shares of common stock under the ATM, and $10.6 million in proceeds received from issuance of common shares under ESPP and stock option exercises.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result of macroeconomic factors related to ongoing regional conflicts around the world, inflation and market volatility, interest rate fluctuations, recent instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027.
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
•potential delays in our preclinical studies, our development programs and our current and planned clinical trials due to geo-political actions, including war and regional conflicts around the world (such as the current armed conflicts in Ukraine and Israel), the ongoing labor shortage, global supply chain disruptions, or cybersecurity events;
94

•general economic conditions and trends, including inflation and market volatility, interest rate fluctuations, the ongoing labor shortage, recent instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns or the weakening of the global and U.S. economies; and
•the cost of operating as a public company.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.
Contractual Obligations
As of December 31, 2023, our contractual obligations for our primary office and laboratory space of 32,405 square feet through May 2025 includes future rent payments of $2.5 million to be paid in 2024. See Note 6, “Leases” to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
We have entered into contracts with a number of third parties, including external CROs, that require us to make upfront payments, some of which may be non-refundable. Under various licensing and related agreements with third parties, we have agreed to make milestone payments and pay royalties to third parties. Pursuant to an exclusive license agreement with Children’s Medical Center Corporation or CMCC, as amended in 2018, we are required to pay $80,000 per year until the agreement is terminated. We will also be responsible for up to $1.3 million of development milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single-digit percentages on net sales of licensed products in the event that we realize sales from products covered by the license agreement, and between 10% and 20% of non-royalty income attributable to a sublicense of the CMCC rights. Amounts paid to CMCC are recorded as research and development expense in the statements of operations.
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
We enter into agreements in the normal course of business with vendors for preclinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the following accounting policy used in the preparation of our consolidated financial statements requires the most significant judgments and estimates.
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
95

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
Our investment portfolio is primarily invested in money market funds that invest in U.S. government securities, U.S. Treasury securities, U.S. government- sponsored enterprise securities and corporate bonds. A change in prevailing interest rates may cause the fair value of our marketable securities, which had a fair value of $645.8 million at December 31, 2023, to fluctuate. For example, if we hold a debt security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline.

Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and marketable securities. We place our cash, cash equivalents and restricted cash with financial institutions with high credit quality. As of December 31, 2023 and 2022, we had $59.1 million and $59.8 million, respectively, of cash, cash equivalents and restricted cash on deposit or invested with our financial institutions.
96

Item 8. Financial Statements And Supplementary Data.
MORPHIC HOLDING, INC.

97

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morphic Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morphic Holding, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

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
Boston, Massachusetts
February 22, 2024

MORPHIC HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$58,577	$59,272
Marketable securities	645,772	288,976
Accounts receivable	—	455
Prepaid expenses and other current assets	12,579	13,479
Total current assets	716,928	362,182
Operating lease right-of-use assets	2,133	3,514
Property and equipment, net	2,767	2,119
Restricted cash	560	560
Other assets	126	214
Total assets	$722,514	$368,589

Liabilities
Current liabilities:
Accounts payable	$7,698	$3,475
Accrued and other current expenses	17,078	13,181
Deferred revenue, current portion	—	470
Total current liabilities	24,776	17,126

Long-term liabilities:
Operating lease liability, net of current portion	716	2,344
Total liabilities	25,492	19,470

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 49,747,286 shares issued and outstanding as of December 31, 2023 and 38,584,678 shares issued and outstanding as of December 31, 2022	5	4
Additional paid‑in capital	1,143,919	649,549
Accumulated deficit	(449,190)	(297,095)
Accumulated other comprehensive income (loss)	2,288	(3,339)
Total stockholders’ equity	697,022	349,119
Total liabilities and stockholders’ equity	$722,514	$368,589

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$521	$70,808	$19,794
Operating expenses:
Research and development	140,384	102,062	87,789
General and administrative	38,823	32,142	27,811
Total operating expenses	179,207	134,204	115,600
Loss from operations	(178,686)	(63,396)	(95,806)
Other income:
Interest income, net	26,969	4,567	272
Other income (expense), net	2	(145)	(8)
Total other income, net	26,971	4,422	264
Loss before provision for income taxes	(151,715)	(58,974)	(95,542)
Provision for income taxes	(380)	(67)	—
Net loss	$(152,095)	$(59,041)	$(95,542)

Net loss per share, basic and diluted	$(3.59)	$(1.55)	$(2.67)

Weighted average common shares outstanding, basic and diluted	42,390,554	38,112,498	35,797,969

Comprehensive loss:
Net loss	$(152,095)	$(59,041)	$(95,542)
Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	5,627	(2,857)	(461)
Total other comprehensive income (loss)	5,627	(2,857)	(461)
Comprehensive loss	$(146,468)	$(61,898)	$(96,003)

The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at December 31, 2020	32,037,686	$3	$287,727	$(142,512)	$(21)	$145,197
Equity‑based compensation expense	—	—	21,184	—	—	21,184
Vesting of restricted shares	127,335	—	—	—	—	—
Issuance of common shares upon stock option exercises	827,830	—	9,536	—	—	9,536
Issuance of common shares under the Employee Stock Purchase Plan	35,563	—	1,095	—	—	1,095
Issuance of common shares through at-the-market offering, net of issuance costs of $1.2 million	556,983	—	25,708	—	—	25,708
Issuance of common shares in secondary offering, net of offering costs of $15.0 million	3,500,000	1	229,981	—	—	229,982
Unrealized holding losses on marketable securities, net of tax	—	—	—	—	(461)	(461)
Net loss	—	—	—	(95,542)	—	(95,542)
Balance at December 31, 2021	37,085,397	$4	$575,231	$(238,054)	$(482)	$336,699
Equity‑based compensation expense	—	—	29,048	—	—	29,048
Vesting of restricted shares	9,171	—	—	—	—	—
Issuance of common shares upon stock option exercises	459,839	—	5,175	—	—	5,175
Issuance of common shares under the Employee Stock Purchase Plan	30,271	—	885	—	—	885
Issuance of common shares through at-the-market offering, net of issuance costs of $1.3 million	1,000,000	—	39,210	—	—	39,210
Unrealized holding losses on marketable securities, net of tax	—	—	—	—	(2,857)	(2,857)
Net loss	—	—	—	(59,041)	—	(59,041)
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	40,943	—	—	40,943
Vesting of restricted shares	62,085	—	—	—	—	—
Issuance of common shares upon stock option exercises	584,959	—	9,027	—	—	9,027
Issuance of common shares under the Employee Stock Purchase Plan	34,628	—	993	—	—	993
Issuance of common shares through at-the-market offering, net of issuance costs of $1.8 million	1,518,759	—	84,548	—	—	84,548
Issuance of common shares upon exercise of pre-funded warrants	1,980,188	—	—	—	—	—
Issuance of pre-funded warrants to purchase common shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Issuance of common shares through secondary offering, net of issuance costs of $16.9 million	6,133,334	1	259,060	—	—	259,061
Unrealized holding gains on marketable securities, net of tax	—	—	—	—	5,627	5,627
Net loss	—	—	—	(152,095)	—	(152,095)
Balance at December 31, 2023	49,747,286	$5	$1,143,919	$(449,190)	$2,288	$697,022
The accompanying notes are an integral part of these consolidated financial statements.

MORPHIC HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(152,095)	$(59,041)	$(95,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,091	1,005	1,030
Discount accretion and premium amortization on marketable securities	(10,595)	800	1,215
Equity‑based compensation	40,943	29,048	21,184
Loss on sale of marketable securities	—	154	—
Loss on disposal of equipment	—	—	4
Change in operating assets and liabilities:
Accounts receivable	455	1,852	5,007
Prepaid expenses and other current assets	896	(5,529)	(4,035)
Other assets	88	(207)	59
Operating lease right-of-use assets	1,381	1,292	1,098
Accounts payable	3,725	(1,553)	970
Accrued expenses	3,763	60	1,467
Deferred revenue	(470)	(67,647)	(14,821)
Operating lease liabilities	(1,494)	(1,211)	(1,097)
Net cash used in operating activities	(112,312)	(100,977)	(83,461)
Cash flows from investing activities:
Purchases of marketable securities	(764,029)	(238,274)	(244,160)
Proceeds from maturities of marketable securities	423,455	175,042	132,000
Proceeds from sale of marketable securities	—	7,146	—
Purchase of property and equipment	(1,241)	(365)	(1,020)
Net cash used in investing activities	(341,815)	(56,451)	(113,180)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	99,799	—	—
Proceeds from issuance of common shares under Employee Stock Purchase Plan	993	885	1,095
Proceeds from at-the-market offering, net of issuance costs	84,548	39,210	25,700
Proceeds from secondary offering, net of issuance costs	259,061	—	229,982
Proceeds from issuance of common shares upon stock option exercises	9,031	5,171	9,536
Net cash provided by financing activities	453,432	45,266	266,313
Net (decrease) increase in cash, cash equivalents and restricted cash	(695)	(112,162)	69,672
Cash, cash equivalents and restricted cash, beginning of period	59,832	171,994	102,322
Cash, cash equivalents and restricted cash, end of period	$59,137	$59,832	$171,994

Non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$674	$176	$—
Amounts from exercise of stock options included in prepaid expenses and other current assets	$—	$4	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$4,434
Supplemental cash flow information:
Cash paid for taxes	$335	$50	$170
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of the Business
Organization and Liquidity
Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop potentially first-in-class oral small molecule integrin therapeutics. Integrins are a validated target class with multiple approved drugs for the treatment of serious chronic diseases. Despite significant biopharmaceutical industry investment, to the Company's knowledge no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration or any European regulatory authority. The Company has created the Morphic integrin technology platform, or MInT Platform, by leveraging its unique understanding of integrin structure and biology, to develop a pipeline of novel product candidates designed to achieve potency, high selectivity and the pharmaceutical properties required for oral administration.
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
In July 2020, the Company entered into an Open Market Sale Agreement (the “Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company paid Jefferies a commission on the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Original Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering amount of up to $150.0 million, also subject to a commission on the gross proceeds from sales of Placement Shares, sold through Jefferies. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, Placement Shares through Jefferies as its sales agent.
During the year ended December 31, 2023, the Company issued and sold 1,518,759 shares under the New ATM for net proceeds of approximately $84.5 million after deducting offering commissions and expenses. As of December 31, 2023, the Company had approximately $10.9 million of common stock remaining available for sale under the New ATM.
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
In February 2023, the Company entered into a securities purchase agreement with existing investors, consisting of a board member and holder of more than 5% of the Company’s common stock and a holder of more than 5% of the Company’s common stock, pursuant to which the Company sold to the investors, in a private placement, 848,655 shares of common stock at a price of $35.35 per share (the “PIPE Shares”) and pre-funded warrants to purchase up to 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant where each pre-funded warrant has an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). The Company received aggregate gross proceeds of approximately $100.0 million, before deducting costs and offering expenses payable by the Company, resulting in net proceeds of approximately $99.8 million.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition and accrued research and development expenses. Actual results for accrued research and development expenses could differ from those estimates.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2023, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities. At December 31, 2022, cash and cash equivalents include bank demand deposits, money market funds that invest primarily in U.S. government securities, and U.S. Treasury securities. Cash equivalents are stated at cost, which approximates fair value.
Restricted cash consists of cash collateralizing a letter of credit in the amount of $560,000 issued to the landlord of the Company’s facility lease as of December 31, 2023 and 2022. The letter of credit and cash collateralizing it increased to $560,000 in August 2021 due to the operating lease extension. The terms of the letter of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$58,577	$59,272	$171,434
Restricted cash	560	560	560
Total cash, cash equivalents, and restricted cash	$59,137	$59,832	$171,994
Marketable securities
The Company invests funds in U.S. government debt securities, U.S. government-sponsored enterprise debt securities and corporate debt securities with original maturities at the date of purchase greater than three months as marketable securities. The marketable securities are classified as available-for-sale and carried at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets. Changes in the fair value of marketable securities are recorded in other comprehensive income (loss) as net unrealized gains (losses) on marketable securities. The Company recognized net unrealized gain of $5.6 million, and unrealized losses of $2.9 million and $0.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Interest income on investments
The Company recognizes interest income from investments in money market funds and available-for-sale debt securities, including accretion of discount or amortization of premium, on an accrual basis. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $27.0 million, $4.6 million and $0.3 million in interest income, respectively.
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
At December 31, 2023, investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities, and corporate bonds, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
Revenue Recognition
To date all revenue has been generated from the Company’s agreements with AbbVie Biotechnology Ltd (“AbbVie”), executed in October 2018 and terminated as of December 2022, and Janssen Pharmaceuticals, Inc. (“Janssen”), executed in February 2019, amended in December 2020 and terminated as of March 2023. Please refer to Note 12 below for details of ASC 606 application to the Company’s agreements with AbbVie and Janssen.
The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. To date, the Company has not recognized any amounts for collaborative arrangements in accordance with ASC 808.
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
When the Company receives payments from customers based on billing schedules established in each contract, up-front payments and fees will be recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts will be recorded as accounts receivable when the Company’s right to consideration is unconditional.
Research and Development Expenses
Research and development expenses are expensed as incurred and consist of costs incurred in performing research and development activities, including compensation related expenses for research and development personnel, preclinical and clinical activities including cost of supply and contract research organizations, overhead expenses including facilities expenses, materials and supplies, amounts paid to consultants and outside service providers, costs related to compliance and license costs, and depreciation of equipment. Upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense.

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
Comprehensive Loss
Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. The Company recognized net unrealized gains of $5.6 million and unrealized losses of $2.9 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. At December 31, 2023 and 2022, the Company had not identified any significant uncertain tax positions.
Common stock warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 8 below for the application to the Company’s pre-funded warrants.
3.Fair Value of Financial Assets and Liabilities
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,988	$57,988	$—	$—
Marketable securities:
U.S. Treasury securities	573,394	—	573,394	—
U.S. government-sponsored enterprise securities	54,906	—	54,906	—
Corporate bonds	17,472	—	17,472	—
Total assets	$703,760	$57,988	$645,772	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,814	$38,942	$19,872	$—
Marketable securities:
U.S. Treasury securities	177,932	—	177,932	—
U.S. government-sponsored enterprise securities	12,396	—	12,396	—
Commercial paper	9,860	—	9,860	—
Corporate bonds	88,788	—	88,788	—
Total assets	$347,790	$38,942	$308,848	$—
Cash equivalents consist of money market funds as of December 31, 2023 and money market funds and U.S. Treasury securities as of December 31, 2022. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of December 31, 2023 and 2022. Marketable securities included in the tables above consist of U.S. Treasury securities, U.S. government- sponsored enterprise securities and corporate bonds as of December 31, 2023 and U.S. Treasury securities, U.S. government- sponsored enterprise securities, corporate bonds and commercial paper as of December 31, 2022, and these securities are categorized as Level 2 as of December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of December 31, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$570,964	$2,499	$(69)	$573,394
U.S. government-sponsored enterprise securities	less than 1 year	54,997	—	(91)	54,906
Corporate bonds	less than 1 year	17,498	—	(26)	17,472
Total marketable securities		$643,459	$2,499	$(186)	$645,772

	As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	less than 1 year	$179,854	$—	$(1,922)	$177,932
U.S. government-sponsored enterprise securities	within 2 years	12,500	—	(104)	12,396
Commercial paper	less than 1 year	9,860	—	—	9,860
Corporate bonds	within 2 years	90,076	—	(1,288)	88,788
Total marketable securities		$292,290	$—	$(3,314)	$288,976

The Company determined that there was no material change in the credit risk of the above marketable securities during the years ended December 31, 2023 and 2022. As such, an allowance for credit losses was not recognized. As of December 31, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale securities totaled $4.4 million and $1.4 million as of December 31, 2023 and 2022, respectively.
5.    Property and Equipment, Net

At December 31, 2023 and 2022, property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$7,068	$6,094
Computers and software	709	596
Leasehold improvements	611	611
Construction in progress	652	—
	9,040	7,301
Less: Accumulated depreciation and amortization	(6,273)	(5,182)
	$2,767	$2,119
Depreciation and amortization expense was $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Supplemental balance sheet information
Supplemental operating lease balance sheet information is summarized as follows (in thousands):

December 31, 2023
Operating lease right-of-use assets	$2,133

Accrued expenses(1)	$1,628
Operating lease liabilities	716
Total operating lease liabilities	$2,344

(1) The short-term portion of operating lease liabilities is included within accrued expenses on the consolidated balance sheet.
Other supplemental information
Other supplemental operating lease information is summarized as follows (in thousands, except for years and discount rate):

Year Ended December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,700
Weighted average remaining lease term	1.4 years
Weighted average discount rate	6.5%
Maturities of lease commitments
Maturities of operating lease commitments as of December 31, 2023 were as follows (in thousands):

Year ending December 31,	Totals
2024	1,732
2025	728
Total lease payments	$2,460
Less: imputed interest	116
Present value of operating lease liabilities	$2,344
During the years ended December 31, 2023, 2022 and 2021 the Company recognized operating lease expense of $1.6 million, $1.6 million and $1.3 million, respectively.
7.    Accrued Expenses
At December 31, 2023 and 2022 accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and related expenses	$8,528	$6,569
Research and development activities	5,818	4,265
Current portion of operating lease liability	1,628	1,494
Other expenses	1,104	853
	$17,078	$13,181

8.    Stockholders’ Equity
Common Stock
The common stock have the following characteristics:
Voting
The holders of common stock are entitled to one vote for each share of common stock held.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any preferred shares outstanding have been paid in accordance with their terms. As of December 31, 2023 and 2022, no preferred shares were outstanding. No dividends have been declared or paid by the Company to the holders of common stock since the issuance of the common stock.
Liquidation
Holders of the common stock are entitled to receive distributions of cash, including in the event of a liquidation or dissolution of the Company, which preference is junior to the liquidation preference of any preferred stockholders. After any preferred stockholders have received their respective preferred distributions, any assets remaining for distribution shall be distributed to the holders of preferred or common shares determined on an as-converted basis.
Sale of PIPE Shares and Pre-Funded Warrants
In February 2023, the Company entered into a securities purchase agreement with existing investors, pursuant to which it sold, in a private placement, the PIPE Shares and the Pre-Funded Warrants. The Pre-Funded Warrants were immediately exercisable upon issuance at an exercise price of $0.0001 per share and had no expiry date. The Company received aggregate net proceeds of approximately $99.8 million after deducting offering expenses.
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
The Pre-Funded Warrants were evaluated pursuant to ASC 480 and ASC 815. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants were equity classified because they were freestanding financial instruments that are legally detachable and separately exercisable, were immediately exercisable, did not embody an obligation for the Company to repurchase its common shares, permitted the holders to receive a fixed number of common shares upon exercise, were indexed to the Company’s common shares and met the equity classification criteria. The Company valued the Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the PIPE Shares and Pre-Funded Warrants, of which $29.9 million and $69.9 million, respectively, net of issuance costs, was recorded as a component of additional paid-in capital.
Common Stock Warrants
During the year ended December 31, 2023, 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants.
As of December 31, 2023, there were no Pre-Funded Warrants to purchase shares of the Company’s common stock outstanding.

9.    Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan. The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 1.5 million shares in January 2023. As of December 31, 2023, there were a total of 1.2 million shares available for future award grants under the A&R 2019 Plan.
The Company recognized equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$30,684	$25,828	$19,894
Restricted stock units	9,849	2,764	403
Employee Stock Purchase Plan	410	450	604
Restricted common stock	—	6	283
Total	$40,943	$29,048	$21,184
The following table summarizes the allocation of equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expense	$19,629	$13,518	$9,866
General and administrative expense	21,314	15,530	11,318
Total	$40,943	$29,048	$21,184
Restricted Stock Units
The following table summarizes the restricted stock units activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2022	249,090	$43.85
Granted	929,080	31.85
Vested	(62,085)	43.92
Forfeited	(5,790)	33.41
Unvested restricted stock units as of December 31, 2023	1,110,295	$33.86
As of December 31, 2023, the Company had unrecognized equity-based compensation expense of $27.9 million related to the restricted stock units, which is expected to be recognized over a weighted average period of 2.87 years. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was approximately $2.0 million, $0.2 million and $2.1 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,263,553	$24.94
Granted	1,239,304	35.77
Exercised	(584,959)	15.43
Forfeited or expired	(30,641)	48.68
Outstanding as of December 31, 2023	5,887,257	$28.04	7.26	$36,563
Options exercisable as of December 31, 2023	3,798,171	$23.20	6.62	$34,841
The following table provides certain information related to the stock options granted, vested, and exercised during the years ended December 31, 2023, 2022 and 2021, in thousands, except for per option values:

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value of options granted, per option	$26.11	$28.88	$26.16
Total cash received from exercises of stock options	$9,027	$5,175	$9,536
Total intrinsic value of stock options exercised	$20,487	$8,507	$39,335
The following table summarizes the assumptions used in determining the fair value of the options granted during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Risk‑free interest rate range	3.58% to 4.73%	1.64% to 4.20%	1.04% to 1.35%
Weighted-average expected term	6.0 years	6.0 years	6.0 years
Expected volatility range	82.28% to 85.26%	85.16% to 87.03%	86.22% to 87.55%
Weighted-average expected volatility	84.95%	86.81%	87.09%
The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term for employee and director stock options is the mid-point between the weighted average of vesting period and the contractual term. The Company determines the volatility for options granted based on the historical volatility of the Company’s own historical volatility in addition to a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. The risk-free interest rate is based on a zero-coupon U.S. Treasury instrument with terms consistent with the term of the stock options. The Company has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.
As of December 31, 2023, the Company had unrecognized equity-based compensation expense of $51.5 million related to stock options issued to employees and non-employees, which is expected to be recognized over a weighted average period of 2.19 years.
Restricted Common Stock
As of and for the year-ended December 31, 2023, the Company had no recognized or unrecognized equity-based compensation expense or outstanding awards related to the restricted common stock. The total fair value of restricted common stock awards vested during the years ended December 31, 2022 and 2021 was approximately $0.1 million, and $5.0 million, respectively.

Employee Stock Purchase Plan
In 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2019. The Company initially reserved 300,000 shares of common stock for sale under the ESPP. As a result of the automatic increase provision of the ESPP, the number of shares of common stock available for issuance under the ESPP increased by 0.4 million shares on January 1, 2023. The ESPP is a qualified, compensatory plan under Section 423 of the Internal Revenue Code and offers substantially all employees opportunity to purchase up to $25,000 of common stock per year at 15% discount to the lower of the beginning of the offering period price or the end of the offering period price.
Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.
10.    Income Taxes
The components of loss before income taxes for the years ended December 31, 2023, 2022 and 2021 (in thousands) were:

	Year Ended December 31,
	2023	2022	2021
U.S.	$(151,993)	$(59,036)	$(95,542)
Foreign	278	62	—
Total	$(151,715)	$(58,974)	$(95,542)
The components of the income tax expense for the years ended December 31, 2023, 2022 and 2021 (in thousands) were:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	342	55	—
Foreign	38	12	—
Total current tax provision	380	67	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax provision	—	—	—
Total income tax provision	$380	$67	$—

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
Tax effected at statutory rate	21.00%	21.00%	21.00%
State taxes	7.42	7.84	9.31
Equity-based compensation	0.74	(1.02)	5.33
Non-deductible expenses	(2.92)	(3.87)	(0.01)
Federal research and development credits	3.11	6.83	3.34
Change in valuation allowance	(29.60)	(30.89)	(38.97)
	(0.25)%	(0.11)%	—%

Deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$57,348	$49,969
Capitalized research and experimental expenditures	48,984	22,147
Research and development credit carryforwards	23,212	17,101
Equity-based compensation	9,740	5,649
Fixed and intangible assets	3,175	3,332
Reserves and accruals	2,467	1,764
Lease liabilities	640	1,049
Deferred revenue	—	128
Total deferred tax assets	145,566	101,139
Valuation allowance	(144,328)	(99,417)
Subtotal	1,238	1,722
Right-of-use assets	(583)	(960)
Fixed assets	(434)	(472)
Prepaid expense	(221)	(290)
Total net deferred tax assets	$—	$—
As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of collaboration revenue that has been recognized as taxable but remains deferred for book reporting as of year end and net operating loss carryfowards. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $144.3 million and $99.4 million has been established at each of December 31, 2023 and 2022. The change in the valuation allowance was $44.9 million and $16.7 million for the years ended December 31, 2023 and 2022.
Beginning in 2022, Tax Cuts and Jobs Act (“Tax Act”) amended Section 174 and now requires U.S.-based and non-U.S.-based research and experimental (“R&E”) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the Tax Act amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2023 and the computation may be adjusted pending future IRS guidance.
The Company has incurred net operating losses (“NOLs”) from inception. At December 31, 2023, the Company has federal and state NOL carryforwards of approximately $201.6 million and $237.4 million, respectively, available to reduce future taxable income, with $197.7 million of the federal NOLs having an unlimited carryover life and the remaining federal and the state NOLs beginning to expire in 2037. As of December 31, 2023, the Company also has federal and state research and development tax credit carryforwards of approximately $17.3 million and $7.4 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2032. The Company’s NOL carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The Company continues to review its historic ownership changes to determine if there are any IRC 382 limitations which may limit the annual utilization of the NOLs.
The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. The Company has not identified any uncertain positions with respect to the credit computations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.
For the years ended December 31, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2020. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

Provision for Income Taxes
The Company recorded income tax expense of $0.4 million for the year ended December 31, 2023, income tax expense of $0.1 million for the year ended December 31, 2022 and $0.0 million for the year ended December 31, 2021.
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
11.    Commitments and Contingencies
Guarantees and Indemnifications
The Company entered, and intends to continue to enter, into separate indemnification agreements with directors, officers, and certain other key employees, in addition to the indemnification provided for in the restated certificate of incorporation and amended and restated bylaws, as amended. These agreements, among other things, require the Company to indemnify directors, officers, and certain other key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to the Company or any of its subsidiaries or any other company or enterprise to which these individuals provide services at the Company’s request. Subject to certain limitations, the indemnification agreements also require the Company to advance expenses incurred by directors, officers, and key employees for the defense of any action for which indemnification is required or permitted.
The Company has standard indemnification arrangements in its leases for laboratory and office space that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or non-performance under the Company’s lease.
Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.
12.    Option and License Agreements
AbbVie Agreement Overview
In October 2018, the Company entered into a 5-year collaboration and option agreement with AbbVie (the “AbbVie Agreement”), a research-based global biopharmaceutical company that held Series A and Series B Convertible Preferred Shares of the Company at the time the AbbVie Agreement was executed. Pursuant to this agreement, AbbVie paid the Company an upfront, non-refundable amount of $100.0 million. In exchange, the Company: (i) assumed the obligation to perform research and development activities to identify and develop compounds directed at multiple fibrosis indications (grouped into four research programs) through completion of Investigational New Drug (IND)-enabling studies, and (ii) granted AbbVie options to license the results of research and development in exchange for separate upfront option-exercise fees. In June 2022, AbbVie informed the Company that it had decided to exercise its right to terminate the AbbVie Agreement for convenience and the AbbVie Agreement terminated in December 2022.
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
On August 25, 2020, AbbVie exercised its option to license and control further development and commercialization of Morphic’s αvβ6–specific integrin inhibitors for the treatment of fibrotic diseases including idiopathic pulmonary fibrosis (IPF) and additional indications. In connection with the exercise of the option, AbbVie paid the Company $20.0 million. Upon option exercise, the Company evaluated whether the change to the contract should be treated as the continuation of the current arrangement or as a separate agreement. As the additional performance obligations were deemed to be distinct and priced consistent with the standalone selling price of such obligations, the Company concluded that the license and any additional performance obligations should be accounted for as a separate contract. The potential performance obligations included in the arrangement were (1) the license to research, develop and commercialize αvβ6–specific integrin inhibitors, and (2) options to purchase materials that were manufactured prior to option exercise (the “Material Options”). The Company concluded that the Material Options were not material rights as the price to purchase the materials approximated the standalone selling price. Based on this conclusion, the full transaction price of $20.0 million was allocated to the license and recognized upon delivery in 2020. The Company will not receive any additional payments for this program from AbbVie as the license terminated upon termination of the AbbVie Agreement.
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
Effective upon the termination of the AbbVie Agreement, all rights and licenses granted thereunder immediately terminated and were returned to the Company and no research and development costs were incurred or revenue was recognized in connection with the AbbVie Agreement after the termination.
The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the AbbVie Agreement during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenue recognized	$60,500	$11,197
Costs incurred	$631	$5,376

Janssen Agreement Overview
In February 2019, the Company entered into a research collaboration and option agreement with Janssen (“Janssen Agreement”), a subsidiary of Johnson & Johnson, to discover and develop novel integrin therapeutics for patients with conditions not adequately addressed by current therapies. The Janssen Agreement focused on three integrin targets, each target the subject of a research program, with a limited ability to substitute integrin targets for others, not explored by the Company, if research results were not favorable. Under the terms of the agreement, Janssen paid the Company an upfront fee of $10.0 million for the first two research programs in 2019 and in December 2020 the Company reached an agreement with Janssen to commence work on the third research program and Janssen agreed to pay $5.0 million for the third research program commencement fee. In addition, Janssen reimbursed the Company for all internal and external costs and expenses incurred during the term of the agreement at agreed-upon contractual rates.
In December 2021, Janssen informed the Company that they had decided not to exercise its options on the first two integrin targets, thus also discontinuing those two research programs. The Company focused its remaining efforts on the third integrin research program which included the potential development of integrin antibody activators.
In January 2023, Janssen informed the Company that it had decided to exercise its right to terminate the Janssen Agreement for convenience and the effective date of the termination of Janssen Agreement was in March 2023.
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
The Company recognized revenue as research services were provided based on the costs incurred to date, as such costs had a direct relationship between the Company’s effort and the progress made towards satisfying its performance obligations to Janssen. Transaction price allocated to the material rights was deferred and recognized as revenue when Janssen terminated the agreement and the option period expired. Changes in estimates of total internal and external costs expected to be incurred were recognized in the period of change as a cumulative catch-up adjustment.
The Company determined that the transaction price included: the non-refundable up-front payment of $10.0 million for the first two programs, $5.0 million non-refundable up-front payment for the third program, and the estimated reimbursement payments at agreed upon contractual rates that were received from Janssen for the Company’s on-going research services. The option exercise payments were not included in the transaction price. The milestone payments were fully constrained, as a result of the uncertainty regarding whether Janssen would exercise any of the options and whether any of the associated milestones would be achieved.
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
Upon notification of discontinuation of the two research programs and related options, the Company concluded that there was a contract modification to an existing contract under ASC 606 because the December 2021 notification resulted in a reduction in scope of the Company’s responsibilities under the Janssen Agreement. The December 2021 notification did not include any additional promised goods and services. Subsequent to the modification, there were two remaining performance obligations pursuant to the Janssen Agreement, research services for the remaining research program and a material right for Janssen’s remaining license option. The Company concluded that the remaining research services to be provided to satisfy the third research program were not distinct from its existing research services, and as a result treated the modification as part of the original contract (as opposed to a separate contract). Therefore, the Company updated the transaction price, which included the remaining deferred revenue and estimated variable consideration for research services and allocated the updated transaction price to the remaining performance obligations based on the estimated standalone selling prices at the date of the contract modification.

For the research services, the effect that the contract modification had on the transaction price and the measure of progress towards satisfying the performance obligation of $1.9 million has been recognized on a cumulative catch-up basis. The transaction price allocated to the remaining material right of $0.5 million was deferred and was recognized upon expiration of the option period. The accounting for any previously satisfied performance obligations as of the contract modification date are not affected by the modification.
Upon notification of termination for convenience of the Janssen Agreement in January 2023, certain remaining research and development performance obligations under the Janssen Agreement were completed, including the termination of the third integrin research program thereunder, through the effective date of the termination in March 2023. In March 2023, the Company recognized the remaining deferred revenue allocated to the material right upon expiration of the Janssen license option.
The following table summarizes research and development costs incurred and revenue recognized in connection with the Company's performance under the Janssen Agreement during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reimbursement revenue	$51	$3,159	$4,944
Upfront payment revenue	470	7,149	3,653
Total revenue recognized	$521	$10,308	$8,597
Costs incurred	$51	$2,637	$4,426
In Q4 2022, the Company recognized additional revenue of $3.0 million on a cumulative catch-up basis as a result of changes to the estimated costs associated with the remaining effort required to complete the research services for the third research program. The amount of future expected cost estimates had decreased based on a change in expected effort and based on the timing of the research services.
As of December 31, 2022, the Company had $0.5 million due from Janssen recorded in accounts receivable. As of December 31, 2022, $0.5 million of deferred revenue was classified as current in the accompanying consolidated balance sheets based on the period over which the revenue was expected to be recognized.
As of December 31, 2023 the Company had no remaining deferred revenue related to the Janssen Agreement, as all of the performance obligations thereunder were satisfied as of the effective date of the termination.
13.    Net Loss per Share
Basic net loss per share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents.
For periods with net income, diluted net income per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common share equivalents, including stock options, restricted stock units, and restricted common stock outstanding for the period as determined using the treasury stock method.
For purposes of the diluted net loss per share calculation, common share equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following tables illustrate the determination of basic and diluted net loss per share for each period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(152,095)	$(59,041)	$(95,542)
Weighted average common shares outstanding, basic and diluted	42,390,554	38,112,498	35,797,969
Net loss per share, basic and diluted	$(3.59)	$(1.55)	$(2.67)
In February 2023, the Company sold and issued the Pre-Funded Warrants (see Note 8). The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding from the date of issuance of the Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Year Ended December 31,
	2023	2022	2021
Restricted stock units	1,110,295	249,090	7,000
Stock options	5,887,257	5,263,553	4,781,565
Restricted common stock	—	—	2,171
	6,997,552	5,512,643	4,790,736
In addition to the securities listed in the table above, as of December 31, 2023 the Company had reserved 1,493,422 shares of common stock for sale under the ESPP, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the year ended December 31, 2023.
14.    Employee Benefit Plan
In 2016, the Company adopted a qualified retirement plan, the Morphic Therapeutic, Inc. 401(k) Plan to provide retirement income for eligible employees through employee contributions and employer matching contributions. Matching contributions totaled $1.2 million, $0.6 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
(a)    Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation as of December 31, 2023 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) were effective as of December 31, 2023 and designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
(c)    Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of the principal executive officer and principal financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report.
(d)    Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morphic Holding, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Morphic Holding, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Morphic Holding, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2024

Item 9B. Other Information
During the fourth quarter of the year ended December 31, 2023, except as noted below none the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
On December 27, 2023, Praveen P. Tipirneni, M.D., the Chief Executive Officer and a Director of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “Tipirneni Plan”). The Tipirneni Plan, which is scheduled to expire on April 28, 2025, provides for the sale of up to 149,492 shares of common stock pursuant to the terms thereof.
On December 28, 2023, William D. DeVaul, Esq., the General Counsel and Secretary of the Company, terminated an existing trading arrangement for the sale of securities of the Company’s common stock that he had previously adopted (the “Terminated DeVaul Plan”) and adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “New DeVaul Plan”). The Terminated DeVaul Plan was adopted on September 30, 2022, was set to expire on March 29, 2024 and provided for the sale of up to 234,132 shares of common stock pursuant to the terms thereof. As of the date of termination of the Terminated DeVaul Plan, Mr. DeVaul had sold 11,658 shares of common stock thereunder. The New DeVaul Plan, which is scheduled to expire on March 28, 2025, provides for the sale of up to 200,950 shares of common stock pursuant to the terms thereof.
On February 17, 2024, the Company adopted the Morphic Holding, Inc. 2024 Equity Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule.
The foregoing description of the Inducement Plan is not complete and is qualified in its entirety by reference to the full text of the Inducement Plan, a copy of which is attached hereto as Exhibit 10.18 and is incorporated herein by reference.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.
The information required by Item 11 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

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

(3)                Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation, as amended	10-Q	001-38940	3.1	August 3, 2023
3.2	Amended and Restated Bylaws	8-K	001-38940	3.1	February 13, 2023
4.1	Form of Common Stock Certificate	S-1/A	333-231837	4.1	June 14, 2020
4.2	Investors' Rights Agreement, dated December 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231837	4.2	June 14, 2020
4.3	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38940	4.3	March 1, 2021
4.4	Form of Debt Security	S-3	333-258435	4.3	August 4, 2021
4.5	Form of Indenture	S-3	333-258435	4.4	August 4, 2021
4.6	Form of Pre-Funded Warrant	8-K	001-38940	4.1	February 13, 2023
10.1*	Form of Indemnity Agreement.	S-1/A	333-231837	10.1	June 14, 2020
10.2*	2018 Stock Incentive Plan and forms of award agreements	S-1/A	333-231837	10.2	June 14, 2020
10.3*	Amended and Restated 2019 Equity Incentive Plan	10-Q	001-38940	10.1	August 3, 2022
10.4*	Form of Stock Option Award Agreement (Included in the 2019 Equity Incentive Plan)	S-1/A	333-231837	10.3	June 14, 2020
10.5*	Form of Restricted Stock Award Agreement (Included in the 2019 Equity Incentive Plan)	S-1/A	333-231837	10.3	June 14, 2020
10.6*	2019 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-231837	10.4	June 14, 2020
10.7*	Offer Letter, dated June 10, 2019, by and between the Registrant and Praveen P. Tipirneni, MD	S-1/A	333-231837	10.5	June 14, 2020
10.8*	Offer Letter, dated June 10, 2019, by and between the Registrant and Bruce N. Rogers, Ph.D.	S-1/A	333-231837	10.6	June 14, 2020

10.9*	Offer Letter, dated June 10, 2019, by and between the Registrant and William DeVaul	10-K	001-38940	10.7	February 27, 2021
10.10	Lease, dated August 5, 2015, by and between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership, as amended.	S-1/A	333-231837	10.9	June 14, 2020
10.11†	Collaboration Agreement, dated June 10, 2015, by and between Morphic Rock Therapeutic, Inc. and Schrödinger, LLC, as amended.	S-1/A	333-231837	10.12	June 14, 2020
10.12†	Exclusive License Agreement, dated October 7, 2015, by and between Children's Medical Center Corporation and the Registrant, as amended.	S-1/A	333-231837	10.13	June 14, 2020
10.13	Form of Stock Restriction Agreement	S-1/A	333-231837	10.17	June 14, 2020
10.14*	Offer Letter, dated February 3, 2020, by and between Marc Schegerin, and Morphic Holding, Inc.	10-Q	001-38940	10.1	August 10, 2020
10.15	Fifth Amendment of Lease, dated August 17, 2021, by and between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-Q	001-38940	10.1	November 4, 2021
10.16	Form of Change in Control and Severance Agreement	10-K	001-38940	10.19	February 24, 2022
10.17	Registration Rights Agreement, dated February 13, 2023, by and among Morphic Holding, Inc. and the investors listed on the signature pages thereto	8-K	001-38940	10.2	February 13, 2023
10.18	2024 Equity Inducement Plan					X
10.19	2024 Equity Inducement Plan Form of Stock Option Award Agreement					X
10.20	2024 Equity Inducement Plan Form of Restricted Stock Award Agreement					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Powers of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)	X
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

MORPHIC HOLDING, INC.

February 22, 2024	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
February 22, 2024		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

February 22, 2024	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr. CPA
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

Signature	Title	Date
/s/ Praveen P. Tipirneni	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Praveen P. Tipirneni, M.D.

/s/ Marc Schegerin	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 22, 2024
Marc Schegerin, M.D.

/s/ Robert E. Farrell, Jr.	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 22, 2024
Robert E. Farrell, Jr., CPA

/s/ Norbert Bischofberger	Director	February 22, 2024
Norbert Bischofberger, Ph.D.

/s/ Gustav Christensen	Director	February 22, 2024
Gustav Christensen

/s/ Martin Edwards	Director	February 22, 2024
Martin Edwards

/s/ Susannah Gray	Director	February 22, 2024
Susannah Gray

/s/ Nisha Nanda	Director	February 22, 2024
Nisha Nanda, Ph.D.

/s/ Amir Nashat	Director	February 22, 2024
Amir Nashat

/s/ Joseph P. Slattery	Director	February 22, 2024
Joseph P. Slattery, CPA

/s/ Timothy A. Springer	Director	February 22, 2024
Timothy A. Springer, Ph.D.