Form 10-Q
period 2024-03-31
Morphic Holding, Inc.
filed 2024-04-25
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 23, 2024 was 50,093,588.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$44,410	$58,577
Marketable securities	614,356	645,772
Prepaid expenses and other current assets	17,175	12,579
Total current assets	675,941	716,928
Operating lease right-of-use assets	3,101	2,133
Property and equipment, net	2,750	2,767
Restricted cash	616	560
Other assets	357	126
Total assets	$682,765	$722,514

Liabilities
Current liabilities:
Accounts payable	$5,748	$7,698
Accrued expenses	11,963	17,078
Total current liabilities	17,711	24,776

Long-term liabilities:
Operating lease liability, net of current portion	1,474	716
Total liabilities	19,185	25,492

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 50,093,588 shares issued and outstanding as of March 31, 2024 and 49,747,286 shares issued and outstanding as of December 31, 2023	5	5
Additional paid‑in capital	1,158,290	1,143,919
Accumulated deficit	(494,484)	(449,190)
Accumulated other comprehensive (loss) income	(231)	2,288
Total stockholders’ equity	663,580	697,022
Total liabilities and stockholders’ equity	$682,765	$722,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$521
Operating expenses:
Research and development	42,441	30,449
General and administrative	11,163	9,277
Total operating expenses	53,604	39,726
Loss from operations	(53,604)	(39,205)
Other income:
Interest income, net	8,390	3,100
Other income, net	—	2
Total other income, net	8,390	3,102
Loss before provision for income taxes	(45,214)	(36,103)
Provision for income taxes	(80)	(32)
Net loss	$(45,294)	$(36,135)

Net loss per share, basic and diluted	$(0.91)	$(0.90)

Weighted average common shares outstanding, basic and dilutive	50,009,032	40,112,416

Comprehensive loss:
Net loss	$(45,294)	$(36,135)
Other comprehensive (loss) income :
Unrealized holding (losses) gains on marketable securities, net of tax	(2,519)	1,651
Total other comprehensive (loss) income	(2,519)	1,651
Comprehensive loss	$(47,813)	$(34,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	49,747,286	$5	$1,143,919	$(449,190)	$2,288	$697,022
Equity‑based compensation expense	—	—	13,375	—	—	13,375
Vesting of restricted shares	292,320	—	—	—	—	—
Issuance of common shares upon stock option exercises	34,721	—	391	—	—	391
Issuance of common shares under the Employee Stock Purchase Plan	19,261	—	605	—	—	605
Unrealized holding losses on marketable securities	—	—	—	—	(2,519)	(2,519)
Net loss	—	—	—	(45,294)	—	(45,294)
Balance at March 31, 2024	50,093,588	$5	$1,158,290	$(494,484)	$(231)	$663,580

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	9,576	—	—	9,576
Vesting of restricted shares	60,060	—	—	—	—	—
Issuance of common shares upon stock option exercises	124,620	—	1,927	—	—	1,927
Issuance of common shares under the Employee Stock Purchase Plan	23,449	—	578	—	—	578
Issuance of pre-funded warrant shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Unrealized holding gains on marketable securities	—	—	—	—	1,651	1,651
Net loss	—	—	—	(36,135)	—	(36,135)
Balance at March 31, 2023	39,641,462	$4	$761,429	$(333,230)	$(1,688)	$426,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,294)	$(36,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	257
Discount accretion and premium amortization on marketable securities	(3,144)	(900)
Equity‑based compensation	13,375	9,576
Change in operating assets and liabilities:
Accounts receivable	—	(51)
Prepaid expenses and other current assets	(4,511)	(477)
Other assets	(231)	(11)
Operating lease right-of-use assets	409	336
Accounts payable	(1,276)	1,996
Accrued expenses	(5,559)	(5,215)
Deferred revenue	—	(470)
Operating lease liability	(440)	(360)
Net cash used in operating activities	(46,389)	(31,454)
Cash flows from investing activities:
Purchases of marketable securities	(80,459)	(167,201)
Proceeds from maturities of marketable securities	112,500	79,350
Purchases of property and equipment	(674)	(550)
Net cash provided by (used in) investing activities	31,367	(88,401)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	—	99,983
Proceeds from issuance of common shares under Employee Stock Purchase Plan	605	578
Proceeds from issuance of common shares upon stock option exercises	306	1,923
Net cash provided by financing activities	911	102,484
Net decrease in cash, cash equivalents and restricted cash	(14,111)	(17,371)
Cash and cash equivalents and restricted cash, beginning of period	59,137	59,832
Cash and cash equivalents and restricted cash, end of period	$45,026	$42,461

Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,377	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$265	$4
Amounts from exercise of stock options included in prepaid expenses and other current assets	$85	$—
Unpaid issuance costs for the private placement included in accounts payable and accrued expenses	$—	$184
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Organization and Liquidity
Morphic Holding, Inc. (the “Company”) was formed under the laws of the State of Delaware in August 2014. The Company is a biopharmaceutical company applying proprietary insights into integrin medicine to discover and develop potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration (“FDA”). The Company believes its unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform (“MInT Platform”) was created by leveraging the Company’s unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration.
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
In July 2020, the Company entered into an Open Market Sale Agreement (the “Original Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the “Previous ATM”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as sales agent. The Company paid Jefferies a commission on the gross sales proceeds of any Placement Shares sold through Jefferies under the Original Agreement, and also provided Jefferies with customary indemnification and contribution rights. On August 11, 2021, the Company entered into an Amendment No. 1 to the Original Agreement with Jefferies, establishing a new at-the-market offering (“New ATM”) with an aggregate offering amount of up to $150.0 million, also subject to a commission on the gross proceeds from sales of Placement Shares. The Company refers to the Previous ATM and the New ATM, collectively, as the ATM. The Company may not sell any Placement Shares under the Previous ATM. Under the New ATM, the Company may offer and sell, from time to time at its sole discretion, Placement Shares through Jefferies as its sales agent. During the three months ended March 31, 2024, no shares were issued under the New ATM. As of March 31, 2024, the Company had approximately $10.9 million of common stock remaining available for sale under the New ATM.
In February 2023, the Company entered into a securities purchase agreement with existing investors, consisting of a board member and holder of more than 5% of the Company’s common stock and a then holder of more than 5% of the Company’s common stock, pursuant to which the Company sold to the investors, in a private placement, 848,655 shares of common stock at a price of $35.35 per share (the “PIPE Shares”) and pre-funded warrants to purchase up to 1,980,198 shares of common stock at a purchase price of $35.3499 per pre-funded warrant where each pre-funded warrant has an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). The Company received aggregate net proceeds of approximately $100.0 million, before deducting costs and offering expenses payable by the Company.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2024 and 2023.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.
Use of Estimates and Summary of Significant Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued research and development expenses. Actual results could differ from those estimates.
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
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
At March 31, 2024, investments include U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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

The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$43,819	$28,958	$14,861	$—
Marketable securities:
U.S. Treasury securities	574,386	—	574,386	—
U.S. government-sponsored enterprise securities	39,970	—	39,970	—
Total assets	$658,175	$28,958	$629,217	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,988	$57,988	$—	$—
Marketable securities:
U.S. Treasury securities	573,394	—	573,394	—
U.S. government-sponsored enterprise securities	54,906	—	54,906	—
Corporate bonds	17,472	—	17,472	—
Total assets	$703,760	$57,988	$645,772	$—
Cash equivalents consist of money market funds and U.S. Treasury securities as of March 31, 2024 and money market funds as of December 31, 2023. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of March 31, 2024 and December 31, 2023. The U.S. Treasury securities included in cash equivalents as of March 31, 2024 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities and U.S. government-sponsored enterprise securities as of March 31, 2024 and U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate bonds as of December 31, 2023, and these securities are categorized as Level 2 as of March 31, 2024 and December 31, 2023. The Company had no liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of March 31, 2024
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$574,563	$355	$(532)	$574,386
U.S. government-sponsored enterprise securities	less than 1 year	39,999	—	(29)	39,970
Total marketable securities		$614,562	$355	$(561)	$614,356

	As of December 31, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$570,964	$2,499	$(69)	$573,394
U.S. government-sponsored enterprise securities	less than 1 year	54,997	—	(91)	54,906
Corporate bonds	less than 1 year	17,498	—	(26)	17,472
Total marketable securities		$643,459	$2,499	$(186)	$645,772
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
The Company determined that there was no material change in the credit risk of the above securities during the three months ended March 31, 2024. As such, an allowance for credit losses was not recognized. As of March 31, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $4.2 million as of March 31, 2024 and $4.4 million as of December 31, 2023.
5.Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are primarily maintained with three financial institutions located in the U.S. Deposits balances with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 on such deposits. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. Restricted cash consists of cash collateralizing letters of credit in the amount of $616,030, which includes a letter of credit issued to the landlord of the Company’s facility lease and a letter of credit issued to the Company’s sublease landlord for the sublease that commenced subsequent to March 31, 2024, see Note 9 for additional disclosure on the sublease. The terms of the letters of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$44,410	$41,901
Restricted cash	616	560
Total cash, cash equivalents, and restricted cash	$45,026	$42,461
6.Accrued Expenses
At March 31, 2024 and December 31, 2023 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related expenses	$3,117	$8,528
Research and development activities	6,047	5,818
Current portion of operating lease liability	1,807	1,628
Other expenses	992	1,104
Total	$11,963	$17,078

7.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan.
The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 2.0 million shares in January 2024. As of March 31, 2024, there were a total of 0.6 million shares available for future award grants under the A&R 2019 Plan.
On February 17, 2024, the Company's board of directors adopted the 2024 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of stock options and restricted stock awards to persons who were not previously an employee or director of the Company, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2024, there were a total of 0.3 million shares available for future award grants under the Inducement Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$8,950	$7,247
Restricted stock units	4,310	2,220
Employee Stock Purchase Plan	115	109
Total	$13,375	$9,576
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$6,796	$4,618
General and administrative expense	6,579	4,958
Total	$13,375	$9,576
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2023	1,110,295	$33.86
Granted	1,226,660	27.89
Vested	(292,320)	34.50
Forfeited	(7,790)	30.64
Unvested restricted stock units as of March 31, 2024	2,036,845	$30.19
Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	5,887,257	$28.04
Granted	1,510,432	28.54
Exercised	(34,721)	11.27
Forfeited or expired	(6,450)	42.44
Outstanding as of March 31, 2024	7,356,518	$28.21
Options exercisable as of March 31, 2024	4,107,025	$23.98

8.Income Taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act (“TCJA”) amended Section 174 and now requires U.S.-based and non-U.S.-based research and experimental expenditures to be capitalized and amortized over a period of five and 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (“Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2024, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2024 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2024.
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
Through March 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
On March 29, 2024, the Company entered into a lease extension with its current landlord for its existing leased office and laboratory space to extend the lease through December 31, 2025. The future rent payments for the leased space increased by $1.0 million as a result of the lease extension. As part of the lease modification, which was not accounted for as a separate contract, the Company reassessed and concluded that the classification of the lease continues to be an operating lease, remeasured, using the discount rate at the effective date of the modification, the remaining rent payments to increase the lease liability and right of use asset.
On March 26, 2024, the Company entered into a sublease agreement for additional office space in the same building as the Company’s corporate headquarters. The sublease agreement is for the Company to occupy 7,257 square feet of office space from April 1, 2024, the date the Company gained access to the space, through December 30, 2025. The future rent payments total $0.6 million, which does not include operating expenses, taxes or other non-lease component payments that are not fixed.
There were no additional material changes to the Company’s contractual obligations and commitments previously disclosed in Note 11 to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
Legal Proceedings
The Company is not currently a party to any material legal proceedings.

10.Option and License Agreements
A detailed description of contractual terms and the Company’s accounting for the agreement described below was included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the Janssen Agreement during the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31,
2023
Reimbursement revenue	$51
Upfront payment revenue	470
Total revenue recognized	$521
Costs incurred	$51
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(45,294)	$(36,135)
Weighted average common shares outstanding, basic and diluted	50,009,032	40,112,416
Net loss per share, basic and diluted	$(0.91)	$(0.90)
In February 2023, the Company sold and issued the Pre-Funded Warrants (see Note 1). The shares of common stock into which the Pre-Funded Warrants were exercisable were considered outstanding for the purposes of computing basic earnings per share because the shares could be issued for little or no consideration, and because the Pre-Funded Warrants were fully vested and immediately exercisable upon issuance. The Pre-Funded Warrants were net exercised in their entirety during the year-ended December 31, 2023.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	2,036,845	1,117,110
Stock options	7,356,518	6,114,460
Total	9,393,363	7,231,570
In addition to the securities listed in the table above, as of March 31, 2024 the Company had reserved 1,971,633 shares of common stock for sale under the Company’s Employee Stock Purchase Plan, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, our business strategy, market size, potential growth opportunities, our preclinical and clinical development activities, the efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, and the impact of risks and uncertainties in connection with the current macroeconomic and geopolitical environments, increases in inflation, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Overview
We are a biopharmaceutical company applying our proprietary insights into integrins to discover and develop a pipeline of potentially first-in-class oral small molecule integrin therapeutics. Integrins are a target class with multiple approved injectable blockbuster drugs for the treatment of serious chronic diseases, including autoimmune, cardiovascular and metabolic diseases, fibrosis and cancer. To date, no oral small molecule integrin therapies have been approved by the U.S. Food and Drug Administration (“FDA”). We believe our unique platform can unlock the potential to reliably generate high-quality oral molecules against specific integrin targets. The Morphic integrin technology platform (“MInT Platform”) was created by leveraging our unique understanding of integrin structure and function to develop novel product candidates designed to achieve the potency, high selectivity, and pharmaceutical properties required for oral administration.
We are advancing our pipeline, including our lead product candidate, MORF-057, an orally administered α4β7-specific integrin inhibitor affecting inflammation, into clinical development for the treatment of inflammatory bowel disease (“IBD”) an indication for which there is significant unmet need. Only about one in five patients achieve clinical remission with approved advanced therapies, and approximately half of those patients lose response over time. As such, even newer biologic and oral agents may not adequately control tissue inflammation or symptoms for many of the sicker patients, and some will therefore develop complications that require surgical removal of the colon and rectum. In addition, many patients with moderate-severe IBD do not receive adequate treatment for their disease due to the inconvenience and fear of injectable biologics, or the safety profile of systemically immunosuppressive therapies. We believe that MORF-057 has the potential to address these unmet needs in the IBD treatment landscape as an orally administered agent with gastrointestinal (“GI”) targeted immunosuppression that may be able to avoid some of the concerns associated with other approved drug classes. Furthermore, as the IBD treatment landscape evolves from monotherapy to combination therapy in order to increase therapeutic response rates in certain patient populations, we believe that MORF-057’s profile is promising as a foundational backbone for next generation therapeutic regimens. We submitted an investigational new drug application (“IND”) for MORF-057 in July 2020, and the FDA permitted the study submitted under the IND to proceed in August 2020. In September 2020, we initiated a Phase 1 clinical trial of MORF-057 in healthy volunteers to establish our clinical program and select doses for our Phase 2 program in IBD with an initial focus on ulcerative colitis (“UC”).
The MORF-057 Phase 1 study included single ascending dose (“SAD”), multiple ascending dose (“MAD”), and food effect (“FE”) cohorts evaluating MORF-057 safety, pharmacokinetics (“PK”) and pharmacodynamics (“PD”). Healthy subjects were randomized 3:1 to receive a single dose of MORF-057 at 25, 50, 100, 150 and 400 mg or matching placebo in the SAD cohorts; or twice daily, or BID, doses of 25, 50 and 100 mg MORF-057 or matching placebo for a total of 14 days in the MAD cohorts. A total of 67 eligible healthy subjects were enrolled into the studies, with 36 in the SAD, nine in the FE and 22 in the MAD cohorts. 66 subjects completed study treatment and one from the 50 mg BID MAD cohort withdrew consent for personal reasons.

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
The α4β7 receptor occupancy (“RO”) increased with dose and study day, achieving saturation (>99% RO) in individual patients from all cohorts above 25 mg by day 14. In the 100 mg BID cohort, MORF-057 saturated the α4β7 receptor (mean RO >99%). Dose-and time-dependent changes in biomarkers including specific α4β7 high expressing immune cell populations were observed, adding to evidence of proof of biology for MORF-057. These changes were consistent with those reported with other integrin inhibitors including the antibody drug vedolizumab which is approved for the treatment of IBD.
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
Based on the results from the Phase 1 studies, we initiated a Phase 2 clinical program of MORF-057 in March 2022. EMERALD-1, which is an open-label, single-arm multi-center Phase 2a trial designed to evaluate the efficacy, safety and tolerability of MORF-057 in adults with moderate to severe UC, completed targeted enrollment in October 2022, with 30 patients enrolled in the study. Additionally, patients that were undergoing screening at the time the study completed targeted enrollment were enrolled in the study for a total of 35 patients enrolled in the main cohort. We elected to stop enrollment of an exploratory cohort at four patients who have previously failed treatment with vedolizumab. Patients enrolled in the EMERALD-1 study are being treated with 100 mg BID at sites in the United States and Poland. The primary endpoint of the trial was the change in Robarts Histopathology Index (“RHI”), a validated instrument that measures histological disease activity in UC at 12 weeks compared to baseline. Patients will then continue for an additional 40 weeks of maintenance therapy followed by a 52-week assessment. Additional outcome measures in the EMERALD-1 study include change in the modified Mayo clinic score (“mMCS”), safety, PK parameters and key PD measures. In April 2023, we announced topline results from the main cohort of the EMERALD-1 Phase 2a clinical trial of MORF-057, which met the primary endpoint and demonstrated a statistically significant reduction of 6.4 points (p=0.002) from baseline at week 12 in the RHI score. In the study, 25.7% of patients achieved clinical remission by mMCS. MORF-057 was generally well tolerated at the dose of 100 mg BID with no serious adverse events (“SAEs”) and no safety signal observed. Additionally, MORF-057 achieved saturation of α4β7 receptor and demonstrated changes in α4β7 lymphocyte subsets that are consistent with Phase 1 MORF-057 data. In August 2023, we announced the acceptance of a moderated poster presentation describing the EMERALD-1 study at UEG Week 2023 in October in Copenhagen. We presented the moderated poster presentation for the EMERALD-1 trial at UEG Week 2023, including 12 weeks of safety, PK parameters and key PD measures compared to baseline. On October 12, 2023, we presented additional data from the EMERALD-1 trial including 44 weeks of safety, PK parameters and key PD measures compared to baseline. Data from the 52-week readout of the EMERALD-1 trial, including the 40-week maintenance phase of the main cohort and the 12-week induction phase of the exploratory cohort of four patients of secondary non-responders to vedolizumab, have been collected and analyzed. No safety signals have been identified in either cohort. We believe the data from the 52-week readout, including safety, clinical efficacy and PK/PD measures, are substantially consistent with data trends from the 12-week induction phase and the 44-week readout that we reported in October 2023 for EMERALD-1. We are preparing a manuscript for submission and intend to publish the EMERALD-1 data set in an appropriate medical journal or forum.
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
Launch activities are underway for GARNET, which is a global Phase 2b randomized controlled trial of MORF-057 in Crohn’s disease, and we expect the first patients to be dosed in the second quarter of 2024. Patients enrolled in the GARNET study will be randomized to receive one of two active doses or a placebo: 200 mg BID, 100 mg BID or a placebo that will cross over to MORF-057 after the 14-week induction phase. The primary endpoint of the trial is the proportion of participants in endoscopic response (>=50% reduction) at week 14 as determined using Simple Endoscopic Score for Crohn’s Disease (“SES-CD”). The secondary endpoints will include the change in Crohn’s Disease Activity Index (“CDAI”) measures, as well as safety parameters. Following the 14-week induction phase, patients will move to a 38-week maintenance phase. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.

Beyond our lead molecule, MORF-057, we are using our MInT Platform to advance a broad pipeline of preclinical programs across a variety of therapeutic areas, all of which aim to harness the potential of inhibition or activation of an integrin receptor. Additional wholly-owned programs have advanced to the lead optimization phase of discovery. We presented positive preclinical data from our αvβ8 program at the American Association for Cancer Research Annual Meeting in April 2021. Based on the data we have generated to date and the potential role of TGF-β in treating myelofibrosis, we have nominated MORF-088, a selective small molecule inhibitor of αvβ8, as a development candidate for myelofibrosis. Further pre-clinical research is ongoing with MORF-088 in the treatment of myelofibrosis to create a robust translational plan to efficiently measure if this mechanism will be effective in patients. We also have an additional research stage program ongoing against α5β1 in pulmonary hypertensive diseases, including pulmonary arterial hypertension (“PAH”). We have determined that α5β1 promotes cell proliferation, survival, hypertrophic growth and fibrosis, which are key elements in the progression of PAH.
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
In July 2020, we entered into an Open Market Sale Agreement (“Original Agreement”) with Jefferies LLC (“Jefferies”), with respect to an at-the-market offering program (the “Previous ATM”) under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering amount of up to $75.0 million, referred to as Placement Shares, through Jefferies as sales agent. In August 2021, we entered into Amendment No. 1 to the Original Agreement with Jefferies (the “New ATM”) to increase the total value of Placement Shares subject to offer and sale to up to an aggregate offering amount of up to $150.0 million. We may not sell any Placement Shares under the Previous ATM. We refer to the Previous ATM and the New ATM, collectively, as the ATM. During the three months ended March 31, 2024, no shares were issued under the New ATM. As of March 31, 2024, we had approximately $10.9 million of common stock remaining available for sale under the New ATM.
In February 2023, we entered into a securities purchase agreement with existing investors pursuant to which we agreed to sell and issue, in a private placement, the PIPE Shares and the Pre-Funded Warrants. We received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants were subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. During the year ended December 31, 2023, 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants. As of March 31, 2024, there were no Pre-Funded Warrants outstanding.
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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”) and Janssen Pharmaceuticals, Inc. (“Janssen”) discussed further in Note 10 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through March 31, 2024, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, through our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock pursuant to the ATM, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of March 31, 2024, we had an accumulated deficit of $494.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $658.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.

Risks and Uncertainties
We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to supply chain disruptions, increases in consumer prices, inflation, market volatility, interest rate fluctuations, instability in the banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, labor shortages, cybersecurity events and ongoing regional conflicts around the world. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business, excluding minor changes to our development timelines. Our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. As of the date of issuance of these consolidated financial statements, the extent to which the current macroeconomic and geopolitical environments may materially impact our financial condition, liquidity, or results of operations remains uncertain.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Collaboration revenue	$—	$521	$(521)	(100)%
Operating expenses:
Research and development	42,441	30,449	11,992	39%
General and administrative	11,163	9,277	1,886	20%
Total operating expenses	53,604	39,726	13,878	35%
Loss from operations	(53,604)	(39,205)	(14,399)	37%
Other income:
Interest income, net	8,390	3,100	5,290	171%
Other income, net	—	2	(2)	(100)%
Total other income, net	8,390	3,102	5,288	170%
Loss before provision for income taxes	(45,214)	(36,103)	(9,111)	25%
Provision for income taxes	(80)	(32)	(48)	150%
Net loss	$(45,294)	$(36,135)	$(9,159)	25%
Collaboration Revenue
The decrease in collaboration revenue of $0.5 million is attributable the conclusion of the Janssen Agreement in March 2023. There were no outstanding revenue generating collaboration agreements during three months ended March 31, 2024.
Research and Development Expenses
Research and development expense increased by $12.0 million, or 39%, from $30.4 million for the three months ended March 31, 2023 to $42.4 million for the three months ended March 31, 2024. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$17,322	$11,515	$5,807	50%
MORF-088	1,227	1,905	(678)	(36)%
Janssen Agreement programs	—	51	(51)	(100)%
Other early development candidates and unallocated costs	5,048	3,453	1,595	46%
Total external costs	23,597	16,924	6,673	39%
Internal costs:
Employee compensation and benefits	17,269	12,400	4,869	39%
Facility and other	1,575	1,125	450	40%
Total internal costs	18,844	13,525	5,319	39%
Total research and development expense	$42,441	$30,449	$11,992	39%

The changes in research and development expense were primarily attributable to the following:
•The $6.7 million increase in external costs from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under the Janssen Agreement and for MORF-088. The decrease in activity under MORF-088 is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $5.3 million increase in internal costs from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $1.9 million, or 20%, from $9.3 million for the three months ended March 31, 2023 to $11.2 million for the three months ended March 31, 2024. The increase in general and administrative expense was primarily attributable to a $1.6 million increase in non-cash equity-based compensation expense.
Interest Income, Net
Interest income increased by $5.3 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2024, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and secondary equity offerings, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under the ATM, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in thousands)
Cash	$591	$589
Cash equivalents	43,819	57,988
Marketable securities	614,356	645,772
Total cash, cash equivalents and marketable securities	$658,766	$704,349
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(46,389)	$(31,454)
Net cash provided by (used in) investing activities	31,367	(88,401)
Net cash provided by financing activities	911	102,484
Net decrease in cash, cash equivalents and restricted cash	$(14,111)	$(17,371)
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $46.4 million for the three months ended March 31, 2024 compared to $31.5 million in cash used in operating activities for the three months ended March 31, 2023. The increase in cash used in operating activities was primarily driven by a $13.9 million increase in operating expenses and increase in cash outflows from changes in operating assets and liabilities in the first quarter of 2024, offset by increases in interest income and non-cash items recorded as operating expenses.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $31.4 million for the three months ended March 31, 2024 compared to $88.4 million used in investing activities for the three months ended March 31, 2023. The change in cash used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the three months ended March 31, 2024, the cash provided by investing activities was primarily based on the timing of maturities and purchases in marketable securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, the cash used in investing activities was primarily from the deployment of the proceeds from the private issuance of common stock and pre-funded warrants that was completed in February 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $0.9 million for the three months ended March 31, 2024 resulted from $0.9 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2023 of $102.5 million resulted from $100.0 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023 and from the $2.5 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result of macroeconomic factors related to ongoing regional conflicts around the world, inflation and market volatility, interest rate fluctuations, instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027.
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
•general economic conditions and trends, including inflation and market volatility, interest rate fluctuations, the ongoing labor shortage, instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns or the weakening of the global and U.S. economies; and
•the cost of operating as a public company.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.

Contractual Obligations
On March 29, 2024, we modified the lease for our 32,405 square feet of office and laboratory space of corporate headquarters to extend the expiration date of the lease from May 2025 through December 31, 2025, which increased the future rental payments through the end of the term of the lease by $1.0 million. For additional information about our lease commitments, see Note 9 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of March 31, 2024, the Company’s lease was for 32,405 square feet of office and laboratory space through and separate vivarium, both through December 31, 2025, has an aggregate of $3.5 million in future rent payments.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.
During the quarter ended March 31, 2024, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2023 to March 31, 2024.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in UC, and in April 2023 presented positive data from the main cohort (n=35) of the EMERALD-1 open-label, single-arm Phase 2a trial of MORF-057 at a dose of 100 mg BID in patients with moderate to severe UC. We began dosing patients with moderate to severe UC under our EMERALD-2 global Phase 2b randomized controlled trial of MORF-057 in November 2022, and expect to dose the first patients in our Phase 2b study for MORF-057 in Crohn’s disease in the second quarter of 2024. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the three months ended March 31, 2024, we reported a net loss of $45.3 million. As of March 31, 2024, we had an accumulated deficit of approximately $494.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
•identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•experience any delays in our preclinical or clinical studies and efforts to obtain regulatory approval for our product candidates, whether as a result of regional conflicts around the world, instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, the ongoing labor shortage, global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise).
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of March 31, 2024, we had $658.8 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Our ability to raise additional funds may be adversely impacted by worsening global economic conditions, including as a result of disruptions to and volatility in the credit and financial markets in the United States and worldwide, increases in inflation, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. While the FDIC took steps to make depositors of SVB whole, First-Citizens Bank & Trust Company assumed our deposits from SVB, and we regained access to those funds, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Any further instability in the global banking system may adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing.
We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, additional collaborations and/or licensing agreements, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, including pursuant to our currently effective registration statement on Form S-3ASR and any shelf registration statement on Form S-3ASR that we may file in the future, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders.
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
We have invested a significant portion of our efforts and financial resources in the development of our α4β7- specific integrin inhibitors program. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate for our α4β7 program. We have not previously submitted a new drug application (“NDA”) to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. In addition, regulatory authorities may not complete their review processes in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or with labeling that includes warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies (“REMS”) or the performance of costly post-marketing clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
We have no products on the market and our product candidates are in various stages of development. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or any existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
Our or any of our collaborators’ inability to complete development of or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We may ultimately discover that our MInT Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness, including the ability to lock specific integrin conformations. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. In addition, product candidates based on our MInT Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our MInT Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, AbbVie Biotechnology Ltd. (“AbbVie”) informed us that it did not intend to advance any of its selective oral αvβ6-specific integrin inhibitors under our collaboration agreement, or the AbbVie Agreement, due to a suspected on-target / αvβ6-mediated safety signal that was observed in pre-clinical testing, and subsequently exercised its right to terminate the AbbVie Agreement for convenience, which termination became effective in December 2022.
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
We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our integrin inhibitor programs or any future product candidates, including:
•regulators or institutional review boards (“IRBs”), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (the “DSMB”) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
If significant adverse events or other side effects are observed in any of our clinical trials or the clinical trials of our collaborators, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, progressive multifocal leukoencephalopathy (“PML”), has been observed by others as an adverse effect during late-stage clinical development of infusible antibody inhibitor of α4β1 integrin, natalizumab. This adverse effect was not observed in the preclinical studies or during early clinical development of natalizumab. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
In June 2015, we entered into a Collaboration Agreement with Schrödinger, which was subsequently amended in March 2018 and in May 2019 (the “Schrödinger Agreement”). Under the collaboration, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license for all intellectual property for our product candidates.
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
We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers, including in the U.K. and China, to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, terminated or of satisfactory quality or continue to be available at acceptable prices. For example, a recent escalation of trade tensions between the U.S. and China has resulted in trade restrictions and calls for sanctions that could impact our ability to rely on our third-party manufacturers in China. There is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. Sustained uncertainty about, or a worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and China could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions. Any replacement of our manufacturers or suppliers could require significant effort and expertise because there may be a limited number of qualified replacements. If our third-party manufacturers and suppliers, or any third-party in the supply chain, are adversely impacted, including as a result of cybersecurity events or global supply chain disruptions, we may be unable to secure the supply of product candidates required for our preclinical studies.
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the validation of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
For example, the U.K. formally left the European Union (the “EU”), on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which has been approved by the UK Parliament, European Council and European Parliament.. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of the U.K. and EU pharmaceutical regulations. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (England, Wales and Scotland). At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). While the regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.
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
As of March 31, 2024, we had 124 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
In August 2023, we suffered a network intrusion when a third party gained unauthorized access to our network and downloaded files from certain of our online depositories. The costs associated with responding to and mitigating the incident were not material and were primarily covered under an insurance policy as part of our corporate risk program. Further, in April 2023 and February 2024, we were notified separately by two of our vendors that they had suffered unrelated security breaches and that some of our data, including data related to our manufacturing processes, clinical trials and intellectual property, was among the information downloaded and/or extracted by an unknown third parties. We did not experience any significant disruption to our business, nor do we expect any significant disruption to our future prospects, as a result of the August 2023, April 2023 and February 2024 cybersecurity incidents. To date, these cybersecurity incidents have not had a material impact on our financial condition, results of operations or liquidity. However, in the future, if such an event were to lead to exposure of sensitive information or cause interruptions in our operations or those of our third-party collaborators, it could result in a material disruption of our drug development programs and potential financial losses. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing rules and regulations (together, “HIPAA”), as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, such cyber-attacks, data breaches or destruction or loss of data could result in violation of applicable international privacy, data protection and other laws, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and could materially adversely affect our business, results of operations, financial condition and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. The new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining that an incident is material. We are subject to such annual report disclosure requirements starting with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and we have been subject to such Form 8-K disclosure requirements since December 18, 2023. Complying with these new cybersecurity disclosure obligations, or any additional new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose.
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
As of December 31, 2023, we had net operating loss (“NOL”), carryforwards for federal and state income tax purposes of $180.3 million and $191.5 million, respectively, which begin to expire in 2037. As of December 31,

2023, we also had available tax credit carryforwards for federal and state income tax purposes of $12.6 million and $5.7 million, respectively, which begin to expire in 2032. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. However, utilization of carryforwards generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. In addition, under Section 382 of the Internal Revenue Code (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382 of the Code. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements, our IPO and other transactions that have occurred since our inception or that may occur in the future could result in such an ownership change pursuant to Section 382 of the Internal Revenue Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. There is also a risk that due to regulatory changes at the state level, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 31, 2024, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation (the “CMCC Agreement”) to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a large number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. The process of obtaining patents is time consuming, expensive and sometimes unpredictable.
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
When we elect to pursue patent protection on an invention, we generally first file a U.S. provisional patent application (a priority filing) at the USPTO. An international patent application under the Patent Cooperation Treaty (“PCT”) and/or a national application in a non-PCT country may then be filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in one or more PCT member countries. We have thus far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent office is an independent proceeding, which may lead to situations in which patent applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that, depending on the country, different scopes of patent protection may be granted on the same product candidate or technology.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (together, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy.
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
Further, in November 2020, the U.S. Department of Health and Human Services (“HHS”), finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act (“IRA”) until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.
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
•state privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) which gives California residents expanded rights to access and delete their personal information, restrict processing of sensitive personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action that may lead to an increased probability for data breach litigation, all of which will result in increased compliance costs and potential liability. The CPRA also created a new privacy regulator called the California Privacy Protection Agency, which is charged with enforcement as well as drafting and promulgating new privacy regulations. Following California’s lead, several other state enacted privacy laws that took effect in 2023: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act. Additional state privacy laws are to take effect in 2024: the Florida Digital Bill of Rights (July 1, 2024), Montana’s Consumer Data Privacy Act (October 1, 2024), Oregon’s protections for the personal data of consumer enacted through SB 619 (July 1, 2024), and the Texas Data Privacy and Security Act (July 1, 2024);

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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
The collection and use of personal health data in the EU is governed by the General Data Protection Regulation (“GDPR”). The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Additionally, the United Kingdom (the “U.K.”) implemented its own Data Protection Act, effective in May 2018 and statutorily amended in 2019, that is further supplemented by the U.K. GDPR which took effect on January 1, 2021. The U.K. GDPR is based on the GDPR that had applied previously in the U.K. but with changes, including its own derogations, for how the GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have had to continue to comply with the GDPR as well as the U.K.’s Data Protection Act and the U.K. GDPR. The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. These laws increase the scrutiny of transfers of personal data, such as from clinical trial sites, located in the European Economic Area, the United Kingdom, and Switzerland to jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, such as the United States. On June 4, 2021, the European Commission finalized revised versions of the Standard Contractual Clauses that can be used to transfer personal data out of the EU to the United States. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses, which we will be required to use for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Also, effective July 10, 2023, the new EU-U.S. Data Privacy Framework (“DPF”), has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely subject to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the U.S. to become uncertain once again. EU data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions, thus it is possible that the ability to transfer personal data from the European Union to the United States may become restricted. We and many other companies may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States and other third-party countries. Failure to comply with the requirements of the GDPR, the U.K. GDPR, and the related national data protection laws of the EU Member States and the United Kingdom may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher)) and other administrative penalties. Future GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There remains uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
•regulatory developments affecting our product candidates or those of our competitors; and
•changes in general market and economic conditions, including due to regional conflicts around the world, instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, the ongoing labor shortage, global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise.
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
•cybersecurity events; and
•general economic, industry and market conditions, including instability in the banking sector, inflation and market volatility, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, and the ongoing labor shortage, global supply chain disruptions, the weakening of the global and U.S. economies, or otherwise.
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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion, deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies upon our delivery of a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible to predict the number of shares that will be ultimately issued, if any, pursuant to the sales agreement. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3ASR or any shelf registration statement on Form S-3ASR that we may file in the future, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
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
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and we rely on limited accounting and finance staff to compile the system and process documentation necessary to perform the annual evaluation needed to comply with Section 404. We may not be able to complete our annual evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the evaluation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC (“NASDAQ”), the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

There is an increasing focus from certain investors, regulators, employees, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. In addition, the SEC has proposed new rules that, if adopted in their current form, would impose new disclosure requirements regarding, among other ESG topics, climate-related risks, greenhouse gas emissions data and any publicly set climate-related targets or goals. Efforts to comply with these or any additional new regulatory requirements, or our failure to do so, could have adverse impacts on our business, operating results and financial condition.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
During the three months ended March 31, 2024, except as noted below none the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
On February 23, 2024, Robert E. Farrell, Jr., CPA, the Senior Vice President of Finance and Chief Accounting Officer of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “Farrell Plan”). The Farrell Plan, which is scheduled to expire on February 25, 2025, provides for the sale of up to 90,272 shares of common stock pursuant to the terms thereof.

On February 29, 2024, Marc Schegerin, M.D., the Chief Financial Officer and Chief Operating Officer of the Company, terminated an existing trading arrangement for the sale of shares of the Company’s common stock (the “Terminated Schegerin Plan”) and adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “New Schegerin Plan”). The Terminated Schegerin Plan was adopted on May 5, 2023, was scheduled to expire on August 30, 2024 and provided for the sale of up to 112,322 shares of common stock pursuant to the terms thereof. As of the date of termination of the Terminated Schegerin Plan, Dr. Schegerin had sold 20,000 shares of common stock thereunder. The New Schegerin Plan, which is scheduled to expire on December 31, 2025, provides for the sale of up to 208,506 shares of common stock pursuant to the terms thereof.

Item 6. Exhibits
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Sixth Amendment of Lease, dated March 29, 2024, between ARE-MA Region No. 110, LLC and Morphic Therapeutic, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

MORPHIC HOLDING, INC.

April 25, 2024	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
April 25, 2024		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

April 25, 2024	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)