Form 10-Q
period 2024-06-30
Morphic Holding, Inc.
filed 2024-07-25
CIK 1679363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 23, 2024 was 50,224,699.

Page

Part I—Financial Information	2
Item 1—Condensed Consolidated Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023	3
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31 and June 30, 2024 and three months ended March 31 and June 30, 2023	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3—Quantitative and Qualitative Disclosures about Market Risk	27
Item 4—Controls and Procedures	27

Part II—Other Information	28
Item 1—Legal Proceedings	28
Item 1A—Risk Factors	29
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3—Defaults Upon Senior Securities	80
Item 4—Mine Safety Disclosures	80
Item 5—Other Information	80
Item 6—Exhibits	80
Signatures	81

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$50,771	$58,577
Marketable securities	577,595	645,772
Prepaid expenses and other current assets	11,132	12,579
Total current assets	639,498	716,928
Operating lease right-of-use assets	3,160	2,133
Property and equipment, net	2,485	2,767
Restricted cash	616	560
Other assets	331	126
Total assets	$646,090	$722,514

Liabilities
Current liabilities:
Accounts payable	$7,046	$7,698
Accrued expenses	19,459	17,078
Total current liabilities	26,505	24,776

Long-term liabilities:
Operating lease liability, net of current portion	1,155	716
Total liabilities	27,660	25,492

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, $0.0001 par value, 400,000,000 shares authorized, 50,100,692 shares issued and outstanding as of June 30, 2024 and 49,747,286 shares issued and outstanding as of December 31, 2023	5	5
Additional paid‑in capital	1,171,510	1,143,919
Accumulated deficit	(552,069)	(449,190)
Accumulated other comprehensive (loss) income	(1,016)	2,288
Total stockholders’ equity	618,430	697,022
Total liabilities and stockholders’ equity	$646,090	$722,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$—	$—	$521
Operating expenses:
Research and development	49,271	35,719	91,712	66,168
General and administrative	15,962	9,583	27,125	18,860
Total operating expenses	65,233	45,302	118,837	85,028
Loss from operations	(65,233)	(45,302)	(118,837)	(84,507)
Other income:
Interest income, net	7,903	6,427	16,293	9,527
Other (expense) income, net	(15)	—	(15)	2
Total other income, net	7,888	6,427	16,278	9,529
Loss before provision for income taxes	(57,345)	(38,875)	(102,559)	(74,978)
Provision for income taxes	(240)	(138)	(320)	(170)
Net loss	$(57,585)	$(39,013)	$(102,879)	$(75,148)

Net loss per share, basic and diluted	$(1.15)	$(0.92)	$(2.06)	$(1.82)

Weighted average common shares outstanding, basic and diluted	50,095,534	42,373,407	50,052,283	41,249,157

Comprehensive loss:
Net loss	$(57,585)	$(39,013)	$(102,879)	$(75,148)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net of tax	(785)	(229)	(3,304)	1,422
Total other comprehensive (loss) income	(785)	(229)	(3,304)	1,422
Comprehensive loss	$(58,370)	$(39,242)	$(106,183)	$(73,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share data)

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	49,747,286	$5	$1,143,919	$(449,190)	$2,288	$697,022
Equity‑based compensation expense	—	—	13,375	—	—	13,375
Vesting of restricted shares	292,320	—	—	—	—	—
Issuance of common shares upon stock option exercises	34,721	—	391	—	—	391
Issuance of common shares under the Employee Stock Purchase Plan	19,261	—	605	—	—	605
Unrealized holding losses on marketable securities	—	—	—	—	(2,519)	(2,519)
Net loss	—	—	—	(45,294)	—	(45,294)
Balance at March 31, 2024	50,093,588	$5	$1,158,290	$(494,484)	$(231)	$663,580
Equity-based compensation expense		—	13,174	—	—	13,174
Vesting of restricted shares	1,500	—		—	—	—
Issuance of common shares upon stock option exercises	5,604	—	46	—	—	46
Unrealized holding losses on marketable securities	—	—	—	—	(785)	(785)
Net loss	—	—	—	(57,585)	—	(57,585)
Balance at June 30, 2024	50,100,692	$5	$1,171,510	$(552,069)	$(1,016)	$618,430

	Common Shares		Additional Paid‑in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	38,584,678	$4	$649,549	$(297,095)	$(3,339)	$349,119
Equity‑based compensation expense	—	—	9,576	—	—	9,576
Vesting of restricted shares	60,060	—	—	—	—	—
Issuance of common shares upon stock option exercises	124,620	—	1,927	—	—	1,927
Issuance of common shares under the Employee Stock Purchase Plan	23,449	—	578	—	—	578
Issuance of pre-funded warrant shares through private placement, net of issuance costs of $0.1 million	—	—	69,859	—	—	69,859
Issuance of common shares through private placement, net of issuance costs of $0.1 million	848,655	—	29,940	—	—	29,940
Unrealized holding gains on marketable securities	—	—	—	—	1,651	1,651
Net loss	—	—	—	(36,135)	—	(36,135)
Balance at March 31, 2023	39,641,462	$4	$761,429	$(333,230)	$(1,688)	$426,515
Equity-based compensation expense	—	—	10,315	—	—	10,315
Vesting of restricted shares	1,500	—	—	—	—	—
Issuance of common shares upon stock option exercises	390,490	—	5,511	—	—	5,511
Issuance of common stock upon exercise of pre-funded warrants	499,998	—	—	—	—	—
Issuance of common shares through at-the-market offering, net of issuance costs of $1.4 million	1,216,418	—	67,201	—	—	67,201
Issuance of common shares in secondary offering, net of offering costs of $16.9 million	6,133,334	1	259,060	—	—	259,061
Unrealized holding losses on marketable securities	—	—	—	—	(229)	(229)
Net loss	—	—	—	(39,013)	—	(39,013)
Balance at June 30, 2023	47,883,202	$5	$1,103,516	$(372,243)	$(1,917)	$729,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

MORPHIC HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(102,879)	$(75,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	525
Discount accretion and premium amortization on marketable securities	(5,775)	(2,907)
Equity‑based compensation	26,549	19,891
Change in operating assets and liabilities:
Accounts receivable	—	455
Prepaid expenses and other current assets	1,461	2,280
Other assets	(205)	18
Operating lease right-of-use assets	883	678
Accounts payable	22	334
Accrued expenses	1,847	584
Deferred revenue	—	(470)
Operating lease liability	(937)	(728)
Net cash used in operating activities	(78,477)	(54,488)
Cash flows from investing activities:
Purchases of marketable securities	(172,352)	(348,125)
Proceeds from maturities of marketable securities	243,000	127,350
Purchases of property and equipment	(949)	(843)
Net cash provided by (used in) investing activities	69,699	(221,618)
Cash flows from financing activities:
Proceeds from issuance of common shares and pre-funded warrants through the private placement	—	99,799
Proceeds from issuance of common shares under Employee Stock Purchase Plan	605	578
Proceeds from at-the-market offering, net of issuance costs	—	67,201
Proceeds from secondary offering, net of issuance costs	—	259,160
Proceeds from issuance of common shares upon stock option exercises	423	7,372
Net cash provided by financing activities	1,028	434,110
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,750)	158,004
Cash and cash equivalents and restricted cash, beginning of period	59,137	59,832
Cash and cash equivalents and restricted cash, end of period	$51,387	$217,836

Non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,910	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$246
Amounts from exercise of stock options included in prepaid expenses and other current assets	$14	$70
Unpaid issuance costs for the at-the-market and secondary offerings included in accounts payable and accrued expenses	$—	$99
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.Nature of the Business and Basis of Presentation
Description of Business
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
Pending Transaction with Eli Lilly and Company
On July 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly” or “Parent”), and Rainier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Lilly (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, on July 19, 2024, Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock at a price of $57.00 per share, net to the stockholder in cash, without interest thereon and subject to applicable tax withholding. Following consummation of the Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Parent a termination fee of $118.0 million. The Offer and the Merger are subject to customary closing conditions. The Merger is anticipated to close in the third quarter of 2024, assuming satisfaction or waiver of all of the conditions of the Offer and the Merger. If the Merger is consummated, the Company will cease to be a publicly traded company.
Concurrently with the execution of the Merger Agreement, Parent entered into tender and support agreements (collectively, the “Support Agreements”) with certain stockholders of the Company (collectively, the “Supporting Stockholders”), who in the aggregate beneficially owned approximately 20.5% of the Company’s common stock as of July 3, 2024, pursuant to which each Supporting Stockholder has agreed, among other things, to (i) tender all of the shares of the Company’s common stock held by such Supporting Stockholder in the Offer, subject to certain exceptions (including the valid termination of the Merger Agreement), (ii) vote against other proposals to acquire the Company and (iii) certain other restrictions on its ability to take actions with respect to the Company and the shares of the Company’s common stock held by such Supporting Stockholder.
Liquidity and Capital Resources
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
In July 2020, the Company entered into an Open Market Sale Agreement, which was amended by Amendment No. 1 thereto in August 2021, with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the “Jefferies ATM”), under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering amount of up to $150.0 million, referred to as Jefferies Placement Shares, through Jefferies as sales agent. The Company paid Jefferies a commission on the gross sales proceeds of any Jefferies Placement Shares sold through Jefferies under the Jefferies ATM, and also provided Jefferies with customary indemnification and contribution rights. In connection with the Company’s entry into a new at-the-market offering program, on April 25, 2024, the Company terminated the Jefferies ATM. The Company was not subject to any termination penalties related to the termination of the Jefferies ATM. During the six months ended June 30, 2024, no shares were issued under the Jefferies ATM. The Company may not sell any additional Jefferies Placement Shares under the Jefferies ATM.
On April 26, 2024, the Company entered into a Sales Agreement with TD Securities (USA) LLC (“TD Cowen”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering amount of up to $350.0 million, referred to as Cowen Placement Shares, through TD Cowen as sales agent pursuant to an at-the-market offering program (the “TD Cowen ATM”). The Company agreed to pay TD Cowen a commission on the gross sales proceeds of any Cowen Placement Shares sold through TD Cowen and also provided TD Cowen with customary indemnification and contribution rights. In conjunction with its entry into the TD Cowen ATM, the Company terminated the Jefferies ATM. During the six months ended June 30, 2024, no shares were issued under the TD Cowen ATM. At June 30, 2024, $350.0 million of common stock remained available for sale under the TD Cowen ATM.

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2024 and 2023.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
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
At June 30, 2024, investments include U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The tables below present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$50,208	$35,352	$14,856	$—
Marketable securities:
U.S. Treasury securities	570,102	—	570,102	—
U.S. government-sponsored enterprise securities	7,493	—	7,493	—
Total assets	$627,803	$35,352	$592,451	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,988	$57,988	$—	$—
Marketable securities:
U.S. Treasury securities	573,394	—	573,394	—
U.S. government-sponsored enterprise securities	54,906	—	54,906	—
Corporate bonds	17,472	—	17,472	—
Total assets	$703,760	$57,988	$645,772	$—
Cash equivalents consist of money market funds and U.S. Treasury securities as of June 30, 2024 and money market funds as of December 31, 2023. The money market funds included in the tables above invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of June 30, 2024 and December 31, 2023. The U.S. Treasury securities included in cash equivalents as of June 30, 2024 are considered highly liquid investments and mature within three months from the date of purchase. Marketable securities included in the tables above consist of U.S. Treasury securities and U.S. government-sponsored enterprise securities as of June 30, 2024 and U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate bonds as of December 31, 2023, and these securities are categorized as Level 2 as of June 30, 2024 and December 31, 2023. The Company had no liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.
4.Marketable securities
The following tables summarize the Company’s investments in marketable securities classified as available-for-sale (in thousands):

	As of June 30, 2024
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$571,085	$74	$(1,057)	$570,102
U.S. government-sponsored enterprise securities	less than 1 year	7,501	—	(8)	7,493
Total marketable securities		$578,586	$74	$(1,065)	$577,595

	As of December 31, 2023
	Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate estimated fair value
Marketable securities:
U.S. Treasury securities	within 3 years	$570,964	$2,499	$(69)	$573,394
U.S. government-sponsored enterprise securities	less than 1 year	54,997	—	(91)	54,906
Corporate bonds	less than 1 year	17,498	—	(26)	17,472
Total marketable securities		$643,459	$2,499	$(186)	$645,772
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
The Company determined that there was no material change in the credit risk of the above securities during the six months ended June 30, 2024. As such, an allowance for credit losses was not recognized. As of June 30, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.
Accrued interest receivable on the Company’s available-for-sale debt securities totaled $4.2 million as of June 30, 2024 and $4.4 million as of December 31, 2023.
5.Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are primarily maintained with three financial institutions located in the U.S. Deposits balances with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 on such deposits. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. Restricted cash consists of cash collateralizing letters of credit in the amount of $616,030, which includes a letter of credit issued to the landlord of the Company’s facility lease and a letter of credit issued to the Company’s sublease landlord for the sublease that commenced on April 1, 2024. The terms of the letters of credit extend beyond one year. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$50,771	$217,276
Restricted cash	616	560
Total cash, cash equivalents, and restricted cash	$51,387	$217,836
6.Accrued Expenses
At June 30, 2024 and December 31, 2023 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related expenses	$5,223	$8,528
Research and development activities	7,184	5,818
Current portion of operating lease liability	2,162	1,628
Other expenses	4,890	1,104
Total	$19,459	$17,078

7.Equity-Based Compensation
In connection with the Company’s initial public offering in July 2019, the Company adopted the 2019 Equity Incentive Plan (the “Original 2019 Plan”) in June 2019, which replaced the 2018 Stock Incentive Plan.
The board of directors adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan” and, together with the Original 2019 Plan, the “2019 Plan”) on April 27, 2022, which was subsequently approved by the Company’s stockholders on June 8, 2022, to revise the total annual compensation that may be awarded to the Company’s non-employee directors thereunder. The A&R 2019 Plan provides for the grant of stock options, restricted stock awards, stock bonus awards, cash awards, stock appreciation right, restricted stock units, and performance awards to directors, officers and employees of the Company, as well as consultants and advisors of the Company. As a result of the automatic increase provision of the A&R 2019 Plan, the number of shares of common stock available for issuance thereunder increased by 2.0 million shares in January 2024. As of June 30, 2024, there were a total of 0.5 million shares available for future award grants under the A&R 2019 Plan.
On February 17, 2024, the Company's board of directors adopted the 2024 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of stock options and restricted stock awards to persons who were not previously an employee or director of the Company, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2024, there were a total of 0.3 million shares available for future award grants under the Inducement Plan.
The Company recognized equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$8,447	$7,684	$17,397	$14,931
Restricted stock units	4,588	2,523	8,898	4,743
Employee Stock Purchase Plan	139	108	254	217
Total	$13,174	$10,315	$26,549	$19,891
The following table summarizes the allocation of equity-based compensation expense in the condensed consolidated statements of operations and comprehensive loss, by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$6,806	$4,962	$13,602	$9,580
General and administrative expense	6,368	5,353	12,947	10,311
Total	$13,174	$10,315	$26,549	$19,891
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Fair Value per Share at Issuance
Unvested restricted stock units as of December 31, 2023	1,110,295	$33.86
Granted	1,232,660	27.90
Vested	(293,820)	34.44
Forfeited	(24,850)	28.68
Unvested restricted stock units as of June 30, 2024	2,024,285	$30.21
Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	5,887,257	$28.04
Granted	1,767,276	28.79
Exercised	(40,325)	10.82
Forfeited or expired	(65,317)	43.11
Outstanding as of June 30, 2024	7,548,891	$28.18
Options exercisable as of June 30, 2024	4,504,317	$25.34

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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2024, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2024 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit in 2024.
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
Through June 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
On March 26, 2024, the Company entered into a sublease agreement for additional office space in the same building as the Company’s corporate headquarters. The sublease agreement is for the Company to occupy 7,257 square feet of office space from April 1, 2024, the date the Company gained access to the space, through December 30, 2025. The rent payments total $0.6 million, which does not include operating expenses, taxes or other non-lease component payments that are not fixed.
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
The following table summarizes research and development costs incurred and revenue recognized in connection with Company’s performance under the Janssen Agreement during the six months ended June 30, 2023 (in thousands):

Six Months Ended June 30,
2023
Reimbursement revenue	$51
Upfront payment revenue	470
Total revenue recognized	$521
Costs incurred	$51
As of June 30, 2024, the Company had no remaining deferred revenue related to the Janssen Agreement, as all of the performance obligations thereunder were satisfied as of March 31, 2023.
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
The following tables illustrate the determination of basic and diluted loss per share for each period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(57,585)	$(39,013)	$(102,879)	$(75,148)
Weighted average common shares outstanding, basic and diluted	50,095,534	42,373,407	50,052,283	41,249,157
Net loss per share, basic and diluted	$(1.15)	$(0.92)	$(2.06)	$(1.82)
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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive (in common stock equivalent shares, as applicable):

	Three and Six Months Ended June 30,
	2024	2023
Restricted stock units	2,024,285	1,115,610
Stock options	7,548,891	5,867,650
Total	9,573,176	6,983,260
In addition to the securities listed in the table above, as of June 30, 2024 the Company had reserved 1,971,633 shares of common stock for sale under the Company’s Employee Stock Purchase Plan, which, if issued, would be anti-dilutive if included in calculation of diluted net loss per share for the three and six months ended June 30, 2024.

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
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A. These forward-looking statements may include, but are not limited to, statements regarding our expectations related to the Merger Agreement (as defined below), including our ability to consummate the Offer (as defined below), the Merger (as defined below) and the other transactions contemplated by the Merger Agreement (the “Transactions”), the parties’ ability to satisfy the conditions to the consummation of the Offer and the other conditions set forth in the Merger Agreement, the expected timetable for consummating the Transactions, and the potential benefits of the Transactions for us and our stockholders; our future results of operations and financial position; our business strategy, market size and, potential growth opportunities; our preclinical and clinical development activities; the efficacy and safety profile of our product candidates; the, use of net proceeds from any offerings; our ability to maintain and recognize the benefits of certain designations received by product candidates; the timing and results of preclinical studies and clinical trials; commercial collaborations with third parties; the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates; and the impact of risks and uncertainties in connection with the current macroeconomic and geopolitical environments, increases in inflation, interest rate fluctuations, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
Pending Transaction with Eli Lilly and Company
On July 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Parent” or “Lilly”), and Rainier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Lilly (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, on July 19, 2024 Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price of $57.00 per share, net to the stockholder in cash, without interest thereon and subject to applicable tax withholding. Following consummation of the Offer, Merger Sub will merge with and into us, with us surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $118.0 million. The Offer and the Merger are subject to customary closing conditions. The Merger is anticipated to close in the third quarter of 2024, assuming satisfaction or waiver of all of the conditions of the Offer and the Merger. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of Delaware (the “DGCL”), which permits completion of the Merger without a vote of the holders of our common stock upon the acquisition by Merger Sub of a majority of the aggregate number of our issued and outstanding common stock. If the Merger is consummated, we will cease to be a publicly traded company. This is not a recommendation and is neither an offer to purchase nor a solicitation of an offer to sell any securities, nor is it a substitute for the tender offer materials that Lilly and Merger Sub have filed with the SEC in connection with the Offer.
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
GARNET, which is a global Phase 2b randomized controlled trial of MORF-057 in Crohn’s disease, is actively enrolling and has randomized its first patient. Patients enrolled in the GARNET study will be randomized to receive one of two active doses or a placebo: 200 mg BID, 100 mg BID or a placebo that will cross over to MORF-057 after the 14-week induction phase. The primary endpoint of the trial is the proportion of participants in endoscopic response (>=50% reduction) at week 14 as determined using Simple Endoscopic Score for Crohn’s Disease (“SES-CD”). The secondary endpoints will include the change in Crohn’s Disease Activity Index (“CDAI”) measures, as well as safety parameters. Following the 14-week induction phase, patients will move to a 38-week maintenance phase. We continue to expand our α4β7 portfolio and have positioned next-generation α4β7 small molecule development candidates for clinical studies in the future.
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
In July 2020, we entered into an Open Market Sale Agreement, which was amended by Amendment No. 1 thereto in August 2021, with Jefferies LLC (“Jefferies”), with respect to an at-the-market offering program (the “Jefferies ATM”), under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering amount of up to $150.0 million, referred to as Jefferies Placement Shares, through Jefferies as sales agent. We paid Jefferies a commission on the gross sales proceeds of any Jefferies Placement Shares sold through Jefferies under the Jefferies ATM, and also provided Jefferies with customary indemnification and contribution rights. In connection with our entry into a new at-the-market offering program, on April 25, 2024 we terminated the Jefferies ATM. We were not subject to any termination penalties related to the termination of the Jefferies ATM. During the six months ended June 30, 2024, no shares were issued under the Jefferies ATM. We may not sell any additional Jefferies Placement Shares under the Jefferies ATM.
On April 26, 2024, we entered into a Sales Agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering amount of up to $350.0 million, referred to as Cowen Placement Shares, through TD Cowen as sales agent pursuant to an at-the-market offering program (the “TD Cowen ATM”). We agreed to pay TD Cowen a commission on the gross sales proceeds of any Cowen Placement Shares sold through TD Cowen and also provided TD Cowen with customary indemnification and contribution rights. In conjunction our entry into the TD Cowen ATM, we terminated the Jefferies ATM. During the six months ended June 30, 2024, no shares were issued under the TD Cowen ATM. At June 30, 2024, we had $350.0 million of common stock remaining available for sale under the TD Cowen ATM.
In February 2023, we entered into a securities purchase agreement with existing investors pursuant to which we agreed to sell and issue, in a private placement, the PIPE Shares and the Pre-Funded Warrants. We received aggregate net proceeds of approximately $100.0 million before deducting costs and offering expenses payable by us. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. Per their terms, the Pre-Funded Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of our common stock following such exercise. The exercise price per share and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants were subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the Pre-Funded Warrants. During the year ended December 31, 2023, 1,980,188 shares of common stock were issued upon the net exercise of 1,980,198 Pre-Funded Warrants. As of June 30, 2024, there were no Pre-Funded Warrants outstanding.
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
Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research to discover and develop oral small-molecule integrin therapeutics. Revenue generation activities to date have been limited to payments received from our collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”) and Janssen Pharmaceuticals, Inc. (“Janssen”) discussed further in Note 10 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We do not have any products approved for sale and have not generated any revenue from product sales to date. From inception through June 30, 2024, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, through our initial public offering, our underwritten public offering in March 2021, our private issuance of common stock and pre-funded warrants in February 2023, our underwritten public offering in May 2023 and sales of shares of our common stock pursuant to our at-the-market offering programs, along with payments received under our collaboration agreements.
Since inception, we have incurred significant operating losses. As of June 30, 2024, we had an accumulated deficit of $552.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, seek regulatory approval for them, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.
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
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $628.4 million. If we are unable to timely complete the Offer and the Merger, based on our current operating plan, we believe our available cash and cash equivalents and marketable securities, will be sufficient to fund our planned level of operations for at least the next 12 months.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$49,271	$35,719	$13,552	38%
General and administrative	15,962	9,583	6,379	67%
Total operating expenses	65,233	45,302	19,931	44%
Loss from operations	(65,233)	(45,302)	(19,931)	44%
Other income:
Interest income, net	7,903	6,427	1,476	23%
Other expense, net	(15)	—	(15)	*
Total other income, net	7,888	6,427	1,461	23%
Loss before provision for income taxes	(57,345)	(38,875)	(18,470)	48%
Provision for income taxes	(240)	(138)	(102)	74%
Net loss	$(57,585)	$(39,013)	$(18,572)	48%
* Percentage not meaningful
Research and Development Expenses
Research and development expense increased by $13.6 million, or 38%, from $35.7 million for the three months ended June 30, 2023 to $49.3 million for the three months ended June 30, 2024. A significant portion of our research and development costs have been external clinical and preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs. The following table summarizes our research and development expense for three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
External costs by program:
MORF-057	$20,536	$15,433	$5,103	33%
MORF-088	827	1,719	(892)	(52)%
Other early development candidates and unallocated costs	8,598	4,452	4,146	93%
Total external costs	29,961	21,604	8,357	39%
Internal costs:
Employee compensation and benefits	17,645	13,100	4,545	35%
Facility and other	1,665	1,015	650	64%
Total internal costs	19,310	14,115	5,195	37%
Total research and development expense	$49,271	$35,719	$13,552	38%

The changes in research and development expense were primarily attributable to the following:
•The $8.4 million increase in external costs from the three months ended June 30, 2023 to the three months ended June 30, 2024 was primarily related to costs associated with the ongoing Phase 2 clinical studies and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity for MORF-088, which is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $5.2 million increase in internal costs from the three months ended June 30, 2023 to the three months ended June 30, 2024 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $6.4 million, or 67%, from $9.6 million for the three months ended June 30, 2023 to $16.0 million for the three months ended June 30, 2024. The increase in general and administrative expense was primarily attributable to a $1.0 million increase in non-cash equity-based compensation expense and $4.2 million related to acquisition related expenses.
Interest Income, Net
Interest income increased by $1.5 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Collaboration revenue	$—	$521	$(521)	(100)%
Operating expenses:
Research and development	91,712	66,168	25,544	39%
General and administrative	27,125	18,860	8,265	44%
Total operating expenses	118,837	85,028	33,809	40%
Loss from operations	(118,837)	(84,507)	(34,330)	41%
Other income:
Interest income, net	16,293	9,527	6,766	71%
Other income (expense), net	(15)	2	(17)	*
Total other income, net	16,278	9,529	6,749	71%
Loss before provision for income taxes	(102,559)	(74,978)	(27,581)	37%
Provision for income taxes	(320)	(170)	(150)	88%
Net loss	$(102,879)	$(75,148)	$(27,731)	37%
* Percentage not meaningful
Collaboration Revenue
The decrease in collaboration revenue of $0.5 million is attributable to the conclusion of the Janssen Agreement in March 2023. There were no outstanding revenue generating collaboration agreements during the six months ended June 30, 2024.
Research and Development Expenses
Research and development expense increased by $25.5 million, or 39%, from $66.2 million for the six months ended June 30, 2023 to $91.7 million for the six months ended June 30, 2024. A significant portion of our research and development costs have been external preclinical CRO costs, which we track on a program-by-program basis related to a clinical product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation, and other indirect costs.

The following table summarizes our research and development expense for six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs by program:
MORF-057	$37,858	$26,948	$10,910	40%
MORF-088	2,054	3,624	(1,570)	(43)%
Janssen Agreement programs	—	51	(51)	(100)%
Other early development candidates and unallocated costs	13,646	7,905	5,741	73%
Total external costs	53,558	38,528	15,030	39%
Internal costs:
Employee compensation and benefits	34,914	25,500	9,414	37%
Facility and other	3,240	2,140	1,100	51%
Total internal costs	38,154	27,640	10,514	38%
Total research and development expense	$91,712	$66,168	$25,544	39%

The increase in research and development expense was primarily attributable to the following:
▪The $15.0 million increase in external costs from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily related to costs associated with the Phase 2 clinical study which commenced in the fourth quarter of 2022 and other development activities for MORF-057, as well as other external research costs to support our early development candidates. These increases were partially offset by decreases in activity under MORF-088, which is primarily a result of the timing of incurring manufacturing costs and other development activities.
▪The $10.5 million increase in internal costs from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily driven by an increase in non-cash equity-based compensation expense and headcount to support the ongoing clinical activity for MORF-057 as well as our early-stage pipeline candidates.
General and Administrative Expenses
General and administrative expense increased by $8.3 million, or 44%, from $18.9 million for the six months ended June 30, 2023 to $27.1 million for the six months ended June 30, 2024. The increase in general and administrative expense was primarily attributable to a $2.6 million increase in non-cash equity-based compensation expense and a $5.4 million increase in other costs of which included an increase in acquisition related costs of $4.2 million.
Interest Income, Net
Interest income increased by $6.8 million due to an increase in effective interest rates on cash equivalents and marketable securities and an increase in invested marketable securities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2024, we raised an aggregate of approximately $1.2 billion of gross proceeds primarily through the issuance of equity, including our convertible preferred equity securities, our initial public offering and secondary equity offerings, our private placement of common stock and pre-funded warrants, and sales of shares of our common stock under our at-the-market offering programs, along with payments received under our collaboration agreements.
The following table provides information regarding our total cash, cash equivalents, and marketable securities, each of which are stated at their respective fair values as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in thousands)
Cash	$563	$589
Cash equivalents	50,208	57,988
Marketable securities	577,595	645,772
Total cash, cash equivalents and marketable securities	$628,366	$704,349
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(78,477)	$(54,488)
Net cash provided by (used in) investing activities	69,699	(221,618)
Net cash provided by financing activities	1,028	434,110
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,750)	$158,004
Net Cash Used in Operating Activities
The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $78.5 million for the six months ended June 30, 2024 compared to $54.5 million in cash used in operating activities for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily driven by a $33.8 million increase in operating expenses and decrease in cash outflows from changes in operating assets and liabilities in the first half of 2024, offset by increases in interest income and non-cash items recorded as operating expenses.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $69.7 million for the six months ended June 30, 2024 compared to $221.6 million used in investing activities for the six months ended June 30, 2023. The change in cash provided by or used in investing activities is primarily based on the timing of purchases or maturities in marketable securities in the period. During the six months ended June 30, 2024, the cash provided by investing activities was primarily based on the timing of maturities and purchases in marketable securities during the six months ended June 30, 2024. During the six months ended June 30, 2023, the cash used in investing activities was primarily from the deployment of the proceeds from the private issuance of common stock and pre-funded warrants that was completed in February 2023, the proceeds from the secondary equity offering completed in May 2023 and the proceeds from the sale of common stock under the Jefferies ATM offering program.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $1.0 million for the six months ended June 30, 2024 resulted from $1.0 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2023 of $434.1 million resulted from $99.8 million in net proceeds received from our private issuance of common stock and pre-funded warrants completed in February 2023, the $259.2 million in net proceeds from the underwritten public offering of common stock completed in May 2023, $67.2 million in net proceeds from the sale of common stock under the Jefferies ATM offering program and from the $8.0 million in proceeds received from the issuance of common shares under the ESPP and stock option exercises.

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we might offset through entry into collaboration agreements with third parties. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, or at all, including, but not limited to, as a result of macroeconomic factors related to ongoing regional conflicts around the world, inflation and market volatility, interest rate fluctuations, instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Based on our current plans and strategies, we anticipate our operating expenses will decrease as we do not plan to invest in commercializing our product candidates and plan to complete the Offer and the Merger. We do not intend to pursue further funding and, instead, are seeking to complete the Offer and the Merger with Lilly and Merger Sub. If we are unable to timely complete the Offer and the Merger, based on our current operating plan, we believe our available cash and cash equivalents and marketable securities, will be sufficient to fund our planned level of operations for at least the next 12 months.
We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•our ability to complete the Offer and the Merger;
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
On March 26, 2024, we entered into a sublease agreement for additional office space in the same building as our corporate headquarters. The sublease agreement is for 7,257 square feet of office space commencing April 1, 2024, the date we gained access to the space, through December 30, 2025 with future rental payments totaling $0.6 million.
For additional information about our lease commitments, see Note 9 of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of June 30, 2024, our lease and sublease was for 39,662 square feet of office and laboratory space and separate vivarium, all through the end of December 2025, have an aggregate of $4.1 million in future rent payments.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.
During the quarter ended June 30, 2024, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in our exposure to market risk from December 31, 2023 to June 30, 2024.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed, consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Except as otherwise indicated, the following risk factors do not take into account the proposed Merger and assume that we will remain a stand-alone company.
Summary of Risk Factors
The below summary risks provide an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks, beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:
•The completion of the Offer and the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Offer and the Merger within the timeframe we anticipate or at all could have material adverse effects on our company.
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

Risks Related to the Pending Transaction with Eli Lilly and Company

The completion of the Offer and the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Offer and the Merger within the timeframe we anticipate or at all could have material adverse effects on the Company.
As described above, on July 7, 2024, we entered into the Merger Agreement with Lilly and Merger Sub, pursuant to which Merger Sub commenced the Offer on July 19, 2024. The Offer is initially scheduled to expire at one minute after 11:59 p.m., Eastern time, on August 15, 2024 (the “Expiration Time”).
Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (1) a majority of shares of our common stock then outstanding being validly tendered and not validly withdrawn in the Offer prior to the Expiration Time (as defined in the Merger Agreement); (2) the expiration or termination of the waiting period under the HSR Act; (3) the accuracy of our representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had, individually or in the aggregate, a Company Material Adverse Effect (as defined in the Merger Agreement)); (4) our performance in all material respects of our obligations under the Merger Agreement; and (5) the other conditions set forth in Exhibit A to the Merger Agreement. There is no financing condition to the Offer or the Merger. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.
If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. We could be required to pay Lilly a termination fee of approximately $118.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The price of our common stock may also fluctuate significantly based on announcements by Parent, other third parties, or us regarding the Offer and the Merger or based on market perceptions and other conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline.
If we do not consummate the Offer and the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.
The Offer and the Merger will involve substantial costs and will require substantial management resources.
In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Offer and the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Parent a termination fee of $118.0 million. If the Offer and the Merger are not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Offer and the Merger does not occur.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger.
Pursuant to the Merger Agreement, on July 19, 2024, Merger Sub commenced the Offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding shares of our common stock, at the Offer Price, net to the stockholder in cash, without interest thereon and subject to any applicable tax withholding, upon the terms and subject to the conditions set forth in the Merger Agreement. In the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger that is not tendered and accepted pursuant to the Offer (other than the shares of our common stock owned by us or any of our wholly-owned subsidiaries, the shares of our common stock held by Lilly, Merger Sub or any other subsidiary of Lilly, and shares of our common stock as to which appraisal rights have been perfected in accordance with applicable law, if any) will be canceled and the holder of such share of our common stock will be entitled to receive the Offer Price in cash without interest, less any applicable tax withholding. Our stockholders will not receive any shares of Lilly or Merger Sub common stock in connection with the Offer or the Merger. As a result, if our business following the consummation of the Merger performs well, our current stockholders will not receive any benefit from the performance of our business following the consummation of the Merger.
In certain instances, the Merger Agreement requires us to pay a termination fee to Lilly, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we will be required to pay Lilly a termination fee of approximately $118.0 million if the Merger Agreement is terminated under specific circumstances, as described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.
The consideration payable to holders of our common stock that validly tender and do not validly withdraw their shares of common stock in the Offer will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.
The consideration payable to holders of our common stock that validly tender and do not validly withdraw their shares of common stock in the Offer will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of consideration payable to holders of our common stock that validly tender and do not validly withdraw their shares of common stock in the Offer.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot solicit or initiate discussions with third parties regarding other proposals to acquire us and we are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of our board of directors to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $118.0 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing such acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Offer and the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the $118.0 million termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

Review under the HSR Act could prevent or delay the consummation of the Offer and Merger.
Under the HSR Act, and the related rules and regulations that have been issued by the FTC, certain transactions having a value above specified thresholds may not be consummated until specified information and documentary material, or Premerger Notification and Report Forms, have been furnished to the FTC and the Antitrust Division of the Department of Justice, or the Antitrust Division, and certain waiting period requirements have been satisfied.
It is a condition to Merger Sub’s obligation to accept for payment and pay for shares of our common stock tendered pursuant to the Offer that the waiting period (and any extension of the waiting period) applicable to the Offer under the HSR Act shall have expired or been terminated. Under the HSR Act, the purchase of shares of our common stock in the Offer may not be undertaken until the expiration of a 15 calendar day waiting period following the filing by Parent of a Premerger Notification and Report Form concerning the Offer with the FTC and the Antitrust Division, unless the waiting period is earlier terminated by the FTC and the Antitrust Division. If within the 15 calendar day waiting period either the FTC or the Antitrust Division were to issue a request for additional information and documentary material, or a Second Request, the waiting period with respect to the Transactions would be extended until 10 calendar days following the date of substantial compliance by Parent with that request, unless the FTC and the Antitrust Division terminated the additional waiting period before its expiration. The 10 calendar day waiting period can be extended with the consent of Parent and us. If either the 15 calendar day or 10 calendar day waiting period expires on a Saturday, Sunday or federal holiday, then such waiting period will be extended until 11:59 p.m. Eastern Time of the next day that is not a Saturday, Sunday or federal holiday. After that time, the waiting period may be extended only by court order or with Parent’s and our consent. The FTC and the Antitrust Division may terminate the additional 10-day waiting period before its expiration. In practice, complying with a Second Request can take a significant period of time.
The FTC and the Antitrust Division may scrutinize the legality under U.S. federal antitrust laws of transactions such as Merger Sub’s proposed acquisition of us. At any time before or after Merger Sub’s acceptance for payment of shares of our common stock pursuant to the Offer, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, if the Antitrust Division or the FTC believes that the Offer would violate the U.S. federal antitrust laws by substantially lessening competition in any line of commerce affecting U.S. consumers, the FTC and the Antitrust Division could take such action as they deem necessary under the applicable statutes, including seeking to enjoin the completion of the Transactions, seeking divestiture of substantial assets of the parties, or requiring the parties to license, or hold separate, assets, to terminate existing relationships and contractual rights, or to take other actions or agree to other restrictions limiting the freedom of action of the parties. At any time before or after consummation of the Transactions, notwithstanding the termination or expiration of the applicable waiting period under the HSR Act, U.S. state attorneys general and private persons may also bring legal action under the antitrust laws seeking similar relief or seeking conditions to the completion of the Offer. There can be no assurance that a challenge to the Offer on antitrust grounds will not be made or, if a challenge is made, what the result will be. If any such action is threatened or commenced by the FTC, the Antitrust Division or any state or any other person, Merger Sub may not be obligated to consummate the Offer or the Merger.
We and Parent filed our respective Premerger Notification and Report Forms with the FTC and Antitrust Division on July 16, 2024.
Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation in connection with the Offer and the Merger. These demands, lawsuits or other future litigation may adversely affect our ability to complete the Offer and the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.
Furthermore, one of the conditions to the consummation of the Offer and the Merger is the absence of any governmental order or law preventing the consummation of the Offer and the Merger or making the consummation of the Offer and the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the Offer and the Merger from becoming effective within the expected time frame or at all.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the Merger and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 that we filed with the SEC on July 19, 2024.
While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
Whether or not the Offer and the Merger are consummated, the Offer and the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Offer and the Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Offer and the Merger are pending or if the Offer and the Merger fail to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Offer and the Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Offer and the Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue their business with us, our financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Offer and the Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and the Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the Merger. For these and other reasons, the pendency of the Offer and the Merger could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transactions with Lilly.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transactions are completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.
If the Offer and the Merger are not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.
If the Offer and the Merger are not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms.

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

Our lead product candidate, MORF-057, has completed a Phase 1 clinical trial in healthy volunteers. We continue our Phase 2 program for MORF-057, initially in UC, and in April 2023 presented positive data from the main cohort (n=35) of the EMERALD-1 open-label, single-arm Phase 2a trial of MORF-057 at a dose of 100 mg BID in patients with moderate to severe UC. We began dosing patients with moderate to severe UC under our EMERALD-2 global Phase 2b randomized controlled trial of MORF-057 in November 2022, and randomized our first patient in our Phase 2b study for MORF-057 in Crohn’s disease. We have no products approved for commercial sale and have not generated any revenue from commercial product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. For the six months ended June 30, 2024, we reported a net loss of $102.9 million. As of June 30, 2024, we had an accumulated deficit of approximately $552.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and preclinical testing and clinical trials of our product candidates. As of June 30, 2024, we had $628.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. However, our future capital requirements and the period for which we expect our existing resources to support our operations and future capital requirements may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
The success of our business depends in part upon our ability to discover, develop and commercialize products based on our MInT Platform. Our lead program for α4β7 and our research programs, or those of any collaborators, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources.
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
Despite significant biopharmaceutical industry investment, no oral integrin therapies have been approved in the United States or Europe. We are developing MORF-057, an oral small molecule α4β7-specific integrin inhibitor, for the treatment of IBD. Currently approved IBD therapies include Entyvio (vedolizumab), an injectable α4β7 monoclonal antibody marketed by Takeda Pharmaceutical Company Limited, as well as therapies with different mechanisms of action marketed by AbbVie, Johnson & Johnson, UCB, Biogen Inc., Pfizer Inc., and Bristol-Myers Squibb, in addition to other pharmaceutical companies, against which our product candidate may compete, if approved. Further, we are aware of oral α4β7 therapies in clinical development for IBD by Gilead Sciences, Inc, EA Pharma Co. LTD and Ensho Therapeutics, as well as therapies with different mechanisms of action in clinical development by AbbVie, Johnson & Johnson, Pfizer, Inc., Eli Lilly and Company, and Bristol-Myers Squibb, in addition to other pharmaceutical companies.
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
For example, the U.K. formally left the European Union (the “EU”), on January 31, 2020, often referred to as Brexit, and the transition period ended on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which has been approved by the UK Parliament, European Council and European Parliament. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of the U.K. and EU pharmaceutical regulations. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (England, Wales and Scotland). At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). While the regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the trade and cooperation agreement or otherwise, could prevent us from commercializing any product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for any product candidates, which could significantly and materially harm our business. The current lack of detail and resolution with regard to the Brexit implementation may result in a disruption of the manufacturing and supply of components of our product candidates in the U.K. and we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe. Any adjustments we make to our business and operations as a result of Brexit could result in significant delays and additional expense. Any of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.
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
As of June 30, 2024, we had 128 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. The new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining that an incident is material. We have been subject to such Form 10-K disclosure requirements starting with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and we have been subject to such Form 8-K disclosure requirements since December 18, 2023. Complying with these new cybersecurity disclosure obligations, or any additional new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2024, we solely owned various issued patents and pending patent applications protecting our integrin therapeutic compounds across multiple programs (including our product candidates) in the U.S. and many other major jurisdictions worldwide, including Europe, Japan and China. In addition, we hold an exclusive, worldwide license agreement with the Children’s Medical Center Corporation (the “CMCC Agreement”) to certain U.S. patents and related pending U.S. patent application(s) relating to modified integrin polypeptides, crystallizable dimers comprising a modified integrin polypeptide, and related methods. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, the HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation and eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program, which requires manufacturers that wish for their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
•state privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) which gives California residents expanded rights to access and delete their personal information, restrict processing of sensitive personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action that may lead to an increased probability for data breach litigation, all of which will result in increased compliance costs and potential liability. The CPRA also created a new privacy regulator called the California Privacy Protection Agency, which is charged with enforcement as well as drafting and promulgating new privacy regulations. Following California’s lead, several other states enacted privacy laws that have taken effect in 2023 and 2024 to date: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, the Virginia Consumer Data Protection Act, the Florida Digital Bill of Rights, Oregon’s protections for the personal data of consumers enacted through SB 619, and the Texas Data Privacy and Security Act. Additional state privacy laws are to take effect in the second half of 2024 and beyond. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the House of Representatives;

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
The trading price of our common stock and the common stock of other biopharmaceutical companies have been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:
•the Offer, the Merger, the pendency of the Merger, perceptions regarding the Merger, or failure to complete the Offer or the Merger;
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
We are party to an “at-the-market” offering of our common stock pursuant to a sales agreement, as amended from time to time, between us and Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we may, in our sole discretion, deliver a placement notice to Jefferies at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies upon our delivery of a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible to predict the number of shares that will be ultimately issued, if any, pursuant to the sales agreement. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our currently effective shelf registration statement on Form S-3ASR or any shelf registration statement on Form S-3ASR that we may file in the future, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.
Our principal stockholders and management own a significant percentage of our stock and will be able to control matters subject to stockholder approval.
Based on the beneficial ownership of our common stock as of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 81% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
During the three months ended June 30, 2024, none the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K)
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

MORPHIC HOLDING, INC.

July 25, 2024	By:	/s/ Praveen P. Tipirneni
Praveen P. Tipirneni, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Schegerin
July 25, 2024		Marc Schegerin, M.D.
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

July 25, 2024	By:	/s/ Robert E. Farrell, Jr.
Robert E. Farrell, Jr., CPA
Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)